Form 10-Q
period 1995-03-31
BHA GROUP INC
filed 1995-05-12
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     ---------------------------------------------------------------------

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Quarter Ended                            Commission File Number -
         March 31, 1995                                        0-15045


                                BHA Group, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                        43-1416730
      --------------------------                      -------------------------
     (State or other jurisdiction of               (IRS Employer Identification
    incorporation or organization)                  Number)

       8800 East 63rd Street, Kansas City, Missouri                  64133
- - -------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code            (816) 356-8400
                                                               -----------------

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes         X                              No
                -------------                               -------------

         As of March 31, 1995, the number of shares outstanding of the Registrant's Class A Common Stock was 5,620,802.

         PART I.  FINANCIAL INFORMATION

                                              BHA GROUP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,
                                                                                      1995                SEPTEMBER 30,
                                    ASSETS                                         (UNAUDITED)                1994
         Current assets:
                  Cash and cash equivalents                                       $     721,197            $   6,796,976
                  Accounts receivable, less allowance
                           for doubtful receivables of $852,000 and
                           $757,000, respectively                                    18,360,863               14,957,812
                  Inventories (note 2)                                               15,215,336               12,452,044
                  Prepaid expenses                                                    1,328,141                1,223,122
                  Deferred income taxes                                                 635,000                  635,000
                                                                                   ------------             ------------
                                    Total current assets                             36,260,537               36,064,954
                                                                                   ------------             ------------
      Property, plant and equipment, at cost:
                  Land and improvements                                                 955,255                  670,241
                  Buildings and improvements                                         13,031,756               10,384,234
                  Machinery and equipment                                            21,552,709               18,711,729
                  Office furniture, fixtures and equipment                            2,479,206                2,266,738
                                                                                   ------------             ------------
                                                                                     38,018,926               32,032,942
                  Less accumulated depreciation and amortization                     15,487,840               13,654,884
                                                                                   ------------             ------------
                                    Net property, plant and equipment                22,531,086               18,378,058
                                                                                   ------------             ------------
         Other assets                                                                 8,331,919                8,307,780
                                                                                   ------------             ------------
                                                                                    $67,123,542              $62,750,792
                                                                                    ===========             ============
                     Liabilities and Shareholders' Equity

         Current liabilities:
                  Current installments of long-term debt (note 3)                      $565,593                  $56,016
                  Accounts payable                                                    6,064,686                7,177,851
                  Accrued compensation and employee benefit costs                     2,501,971                2,247,559
                  Accrued expenses and other current liabilities                      2,431,606                1,481,638
                  Income taxes payable                                                  231,168                  380,720
                                                                                   ------------             ------------
                           Total current liabilities                                 11,795,024               11,343,784
                                                                                   ------------             ------------
         Long-term deferred income taxes                                              2,433,000                2,193,000
         Long-term debt, excluding current installments (note 3)                      6,913,204                  350,717
         Shareholders' equity:
                  Class A common stock $0.01 par value.
                           Authorized 10,000,000 shares; issued
                           6,425,002 and 6,380,002, respectively
                            (note 4)                                                     64,250                   63,800
                  Additional paid-in capital (note 4)                                24,919,311               24,402,261
                  Retained earnings                                                  30,565,489               27,925,706
                  Foreign currency translation adjustment                               287,234                   37,986
                  Unearned compensation (note 4)                                      (470,062)                       --
                  Less cost of 804,200 and 346,500 shares of
                           common stock in treasury                                 (9,383,908)               (3,566,462)
                                                                                   ------------             ------------
                                    Total shareholders' equity                       45,982,314               48,863,291
                                                                                   ------------             ------------
                                                                                    $67,123,542              $62,750,792
                                                                                   ============             ------------



     See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)


                                                                                      1995                     1994
                                                                                      ----                     ----

         Net sales                                                                  $30,264,138              $28,095,309
         Cost of sales                                                               22,182,845               21,598,383
                                                                                   ------------             ------------
                           Gross margin                                               8,081,293                6,496,926
                                                                                   ------------             ------------
         Operating expenses
                  Selling and advertising expense                                     2,723,306                2,294,304
                  General and administrative expense                                  2,687,059                2,355,065
                                                                                   ------------             ------------
                           Total operating expenses                                   5,410,365                4,649,369
                                                                                   ------------             ------------
                           Operating income                                           2,670,928                1,847,557

         Interest (income) expense, net                                                 100,231                  (12,703)
                                                                                   ------------             ------------
                           Earnings before income taxes                               2,570,697                1,860,260
                                                                                   ------------             ------------
                  Income taxes                                                          990,000                  690,000
                                                                                  -------------            -------------
                           Net earnings                                              $1,580,697               $1,170,260
                                                                                  =============            =============

         Weighted average number of common shares
                  outstanding                                                         5,785,393                6,464,515

         Earnings per share of common stock                                                $.27                     $.18



         See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)

                                                                                      1995                     1994
                                                                                      ----                     ----
         Net sales                                                                  $57,522,492              $52,969,810
         Cost of sales                                                               42,188,661               40,544,261
                                                                                   ------------             ------------
                           Gross margin                                              15,333,831               12,425,549
                                                                                   ------------             ------------

         Operating expenses
                  Selling and advertising expense                                     5,244,945                4,422,460
                  General and administrative expense                                  5,178,451                4,537,592
                                                                                   ------------             ------------
                           Total operating expenses                                  10,423,396                8,960,052
                                                                                   ------------             ------------
                           Operating income                                           4,910,435                3,465,497

         Interest (income) expense, net                                                  88,781                  (14,510)
                                                                                   ------------             ------------
                           Earnings before income taxes                               4,821,654                3,480,007
                                                                                   ------------             ------------

                  Income taxes                                                        1,830,000                1,255,000
                                                                                  -------------            -------------
                           Net earnings                                            $  2,991,654             $  2,225,007
                                                                                  -------------             ------------

         Weighted average number of common shares
                  outstanding                                                         5,932,614                6,460,085

         Earnings per share of common stock                                                $.50                     $.34



         See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)

                                                                                      1995                     1994
                                                                                      ----                     ----
         Cash flows from operating activities:
                  Net earnings:                                                    $  2,991,654            $  2,225,007
                  Adjustment to reconcile net earnings to net cash provided by operating activities:
                  Depreciation and amortization                                      2,296,255                1,741,732
                                                                                  ------------               ----------
                                                                                     5,287,909                3,966,739
                  Changes in assets and liabilities, net of amounts in
                           business acquired:
                           Accounts receivable                                      (3,403,051)                 350,222
                           Inventories                                              (2,763,292)                (432,811)
                           Prepaid expenses                                           (105,019)                (527,422)
                           Accounts payable                                         (1,113,165)              (2,369,163)
                           Accrued expenses and other liabilities                    1,204,380                  700,763
                           Income taxes payable                                       (149,552)                 190,417
                                                                                  ------------               ----------
                                    Net cash provided by (used in) operation        (1,041,790)               1,878,745
                                                                                  ------------               ----------
         Cash flows from investing activities:
                  Purchase of property, plant and equipment                         (5,985,984)              (1,707,375)
                  Acquisition of product rights                                       (200,000)                (410,000)
                                                                                  ------------               ----------
                           Net cash used in investment transactions                 (6,185,984)              (2,117,375)
                                                                                  ------------               ----------
         Cash flows from financing activities:
                  Payment of cash dividend on common stock                            (351,871)                (382,800)
                  Purchase of treasury stock                                        (5,817,446)                     --
                  Proceeds from borrowings under bank term note                      2,500,000                      --
                  Net proceeds from borrowings under revolving bank lines
                           of credit                                                 4,725,000                      --
                  Repayments of long-term debt and other long-term liability          (152,936)                 (44,357)
                                                                                  ------------               ----------
                           Net cash provided by (used in) financing activity           902,747                 (427,157)
                                                                                  ------------               ----------
                           Effect of exchange rate changes                             249,248                   (2,191)
                                                                                  ------------               ----------
                  Net increase in cash and cash equivalents                         (6,075,779)                (667,978)
         Cash and cash equivalents at beginning of period                            6,796,976                3,840,652
                                                                                  ------------              -----------
         Cash and cash equivalents at end of period                               $    721,197              $ 3,172,674
                                                                                  ============              ===========



     See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)

                                                                                      1995                     1994
                                                                                      ----                     ----
         Class A common stock:
                  Balance at beginning period                                      $     63,800          $       63,660
                  Issuance of 45,000 and 14,000 shares of common
                           stock in 1995 and 1994                                           450                     140
                                                                                ---------------            -------------
                  Balance at end of period                                               64,250                   63,800
                                                                                ---------------            -------------
         Additional paid-in capital:
                  Balance at beginning of period                                     24,402,261               24,219,654
                  Excess of issuance of common stock over par value                     517,050                  182,607
                                                                                  -------------              -----------
                  Balance at end of period                                           24,919,311               24,402,261
                                                                                  -------------              -----------
         Retained earnings:
                  Balance at beginning of period                                     27,925,706               23,877,816
                  Net earnings for the period                                         2,991,654                2,225,007
                  Dividends at $.06 per share paid on common stock
                           during 1995 and 1994                                        (351,871)                (382,800)
                                                                                  -------------              -----------
                  Balance at end of period                                           30,565,489               25,720,023
                                                                                  -------------              -----------
         Foreign currency translation adjustment:
                  Balance at beginning of period                                         37,986                 (124,769)
                  Equity adjustment from foreign currency translation                   249,248                   (2,191)
                                                                                  -------------              -----------
                  Balance at end of period                                              287,234                 (126,960)
                                                                                  -------------              -----------
         Unearned compensation:
                  Balance at beginning of period                                           --                       --
                  Issuance of 45,000 shares of restricted stock                        (517,500)                    --
                  Compensation expense                                                   47,438                     --
                                                                                  -------------              -----------
                  Balance at end of period                                             (470,062)                    --
                                                                                  -------------              -----------
         Treasury Stock:
                  Balance at beginning of period                                     (3,566,462)                    --
                           Acquisition of 457,700 shares of common stock,
                                    at cost during 1995                              (5,817,446)                    --
                                                                                  -------------              -----------
                  Balance at end of period                                           (9,383,908)                    --
                                                                                  -------------              -----------

                  Total shareholders' equity                                        $45,982,314              $50,059,124
                                                                                    ===========              ===========



         See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (1)      BASIS OF PRESENTATION
         These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applied in a consistent basis.

         These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

         (2)  INVENTORY  VALUATION
         BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         Components of inventories at March 31, 1995 and September 30, 1994 were as follows:

                                          March 31,                September 30,
                                           1995                         1994
                                           ----                         ----
         Raw materials                    $  9,927,911              $  8,625,316
         Work-in-process                     2,313,627                 1,159,831
         Finished goods                      2,973,798                 2,666,897
                                           -----------               -----------
         Total                             $15,215,336               $12,452,044
                                           ===========               ===========

         (3) NOTES PAYABLE TO BANKS AND LONG-TERM  DEBT
         During fiscal 1995, BHA increased its credit facilities through the establishment of a term loan and revolving bank lines of credit and raised the amounts available under its existing unsecured lines of credit.

         BHA borrowed $2,500,000 under an unsecured term loan, the proceeds of which were used to purchase the building which serves as its corporate headquarters. The unsecured term loan has variable interest rates tied to the bank's prime interest rate. Principal payments are due in quarterly installments over a five year period through 2000. At March 31, 1995, $2,375,000 was outstanding under the term loan.

         BHA also has unsecured revolving bank lines of credit amounting to $8,000,000. The revolving bank lines of credit include a $3,000,000 facility with variable interest rate options based on, at BHA's option, either LIBOR or the bank's prime interest rates which expires in 1998. The revolving bank lines of credit include a $5,000,000 facility with variable interest rates based on LIBOR, which expires in 2000. At March 31, 1995, $4,725,000 was borrowed under the revolving bank lines of credit.

         BHA has unsecured lines of credit amounting to $8,600,000. There were no borrowings against these lines of credit during the six months ended March 31, 1994.

         The term loan, revolving bank lines of credit and other lines of credit require BHA, among other things, to maintain certain minimum levels of net worth and fixed charge coverage and set a minimum current and a maximum leverage ratio.

         BHA has notes payable to banks of $378,797 bearing interest at 6.5% to 6.75% with annual principal payments from 1995 to 2000.

         (4) RESTRICTED STOCK AND UNEARNED COMPENSATION

         During fiscal 1995, BHA awarded an aggregate of 45,000 shares of restricted stock to employees. The awards were issued under the BHA Incentive Stock Plan (the Plan) which was approved by shareholders at the 1995 Annual Meeting of Shareholders. The fair value of the awards is being charged to compensation expense over their five year vesting period.

                        BHA GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         NET SALES

         Net sales for the six months ended March 31, 1995 increased 9% compared to the same period a year ago. The increase was attributable to higher BHA Company, Inc. (BHA Company) and BHA Group International, Inc. (BGI) sales offset by lower PrecipTech, Inc. (PrecipTech) sales. BHA Company sales increased 24% as sales of fabric filters and other replacement parts showed strong improvement over the prior year. Sales of maintenance services and major projects also increased during the period. BGI sales increased 62% from the same period a year ago as the sales of pleated products through SF Air Filtration AG (SFAG), which was acquired during the fourth quarter of fiscal 1994, were included in the current period results. BGI sales, exclusive of pleated product sales through SFAG, increased 35% over the prior year due to higher sales to the Latin American and European markets. PrecipTech sales decreased 23% due to lower sales of engineered rebuilds to the utility markets. Rebuild activity within other industrial markets, however, improved as compared to the prior year. Higher sales prices accounted for only a small portion of the increases.

         Net sales for the three months ended March 31, 1995 increased 8% compared to the same period a year ago. The results reflect higher BHA Company and BHA Group International sales offset by lower PrecipTech sales.

         GROSS MARGIN

         Gross margin as a percentage of sales was 26.7% for the six months ended March 31, 1995 compared to 23.5% for the same period last year. The overall improvement in gross margin percentage was attributable to a sales mix shift towards higher BHA Company and BGI sales which carry higher gross margin percentages than engineered rebuilds to PrecipTech's markets. BHA Company gross margin percentages increased in part due to favorable plant absorption associated with the increase in sales of manufactured products. BGI gross margin percentages increased over the prior year due to higher sales of pleated media and precipitator products which carry strong gross margin percentages. PrecipTech gross margin percentages were consistent with the prior year. For the year ended September 30, 1994, consolidated gross margin as a percentage of sales was 25.0%.

         Gross margin as a percentage of sales was 26.7% for the three months ended March 31, 1995 compared to 23.1% for the same period a year ago. The three month period results reflect an increase in higher margin BHA Company and BGI business.

         OPERATING EXPENSES

         Selling and advertising expense as a percentage of sales for the six months ended March 31, 1995 and 1994 was 9.1% and 8.3%, respectively. The corresponding percentages for the 1995 and 1994 three month periods were 9.0% and 8.2%. Selling and advertising expense, expressed in dollars for the six and three month periods, increased $822,000 and $429,000 over the same period in the prior year. The increase is attributable to higher selling expenses associated with the increase in domestic and international business and startup costs to develop new markets.

         General and administrative expense for the six months ended March 31, 1995 and 1994 as a percentage of sales was 9.0% and 8.6%, respectively. The corresponding percentages for the 1995 and 1994 three month periods were 8.9% and 8.4%, respectively. General and administrative expense, expressed in dollars, increased $641,000 and $332,000 over the six and three month periods in the prior year due to higher payroll and other expense associated with the general increase in business.

         NET INTEREST INCOME/EXPENSE
         Net interest expense for the six months ended March 31, 1995 was $88,781 compared to net interest income of $14,510 for the same period a year ago. For the three months ended March 31, 1995, net interest expense was $100,231 compared to $12,703 net interest income for the same period a year ago. Borrowings under the Company's credit facilities to purchase the building which serves as its headquarters and the acquisition of shares as treasury stock substantially contributed to the net interest expense in the current year.

         INCOME TAXES
         The Company's effective tax rate for the six months ended March 31, 1995 was 38.0% compared to 36.0% for the same period last year. The effective tax rates for the 1995 and 1994 three month periods were 38.5% and 37.1%. The increase in the effective tax rates for the current year periods was attributable to higher provisions for state income taxes.

         NET EARNINGS
         Net earnings for the six and three month periods ended March 31, 1995 increased over the prior year due to higher sales volume and gross margin percentages.

         LIQUIDITY AND CAPITAL RESOURCES
         Net working capital was $24.5 million at March 31, 1995 compared to $24.7 million at September 30, 1994. Cash decreased from $6.8 million at September 30, 1994 to $721,000 at March 31, 1995. The decrease in cash of $6.1 million was composed of a $1.0 million decrease in cash from operating activities, almost $6.2 million of cash used in investing activities and $903,000 of cash provided by financing activities. Investing activities included the purchase of the building which serves as the Company's corporate headquarters and capital improvements at its manufacturing facilities. The Company's financing activities consisted of borrowings of $4,725,000 under the Company's revolving bank lines of credit and $2.5 million under a bank term note, the proceeds of which were used in part to acquire 457,700 shares as treasury stock for $5.8 million and pay a cash dividend on the Company's common stock of $352,000.

         During 1995, the Company expanded its borrowing capacity through the establishment of revolving lines of credit and increases to the limits under existing bank lines of credit. At March 31, 1995 and September 30, 1994, the Company had unused bank lines of credit of approximately $11.9 million and $6.6 million, respectively. The Company had unused short-term foreign exchange borrowing arrangements of approximately $5,500,000 and $5,000,000 at March 31, 1995 and September 30, 1994. The
         Company believes that cash flow from operations and available credit facilities will be sufficient to meet its capital needs in the foreseeable future.

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters To A Vote of Security Holders

       a) On February 21, 1995, at the Annual Meeting of Shareholders of BHA Group, Inc.,

       b) the following persons were elected as Directors by the following vote:

                                                                   AUTHORITY
                                                    FOR            WITHHELDY
                                               ----------          ----------

              Lamson Rheinfrank, Jr.            4,509,348              31,626
              Michael T. Zak                    4,508,219              32,755
              James E. Lund                     4,507,729              33,245
              James J. Thome                    4,507,859              33,115
              Don H. Alexander                  4,508,148              32,826
              Robert D. Freeland                4,508,148              32,826
              Thomas A. McDonnell               4,508,444              32,530

       c) and (i) the amendment to the Incentive Stock Option Plan (the "Plan"), which provided for an increase in the number of shares of common stock available for issuance pursuant to options under the Plan from 970,000 shares to 1,280,000 shares, as well as certain other changes - all of which are described in the Company's proxy statement dated January 11, 1995, and filed with the Securities and Exchange Commission - was approved by the following vote:

               For                 Against            Abstain
              -----               --------            --------

              3,736,462           561,127           243,385

              (ii) KPMG Peat Marwick was ratified as independent auditors of the Company for the fiscal year ending September 30, 1995 by the following vote:

               For                 Against            Abstain
              -----               --------            --------

              4,516,106            22,201              2,667

Item 6 - Exhibits and Reports on Form 8-K

       a)     Exhibit 11:  Computation of earnings per common share
       b)     Reports on Form 8-K:

              During the quarter ended March 31, 1995, there were no reports on Form 8-K filed by the Company.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BHA GROUP, INC.
                                          (Registrant)

                                          By:       /s/ James C. Shay
                                                   ----------------------------
                                                        (Signature)
                                             James C. Shay
                                             Treasurer, Principal Financial and
                                             Accounting Officer
         May 10, 1995
- - ------------------------------
             Date


                                          By:     /s/ James E. Lund
                                                  ------------------------------
                                                        (Signature)
                                               James E. Lund
                                               President and
                                               Chief Executive Officer