Form 10-K405
period 1995-09-30
BHA GROUP INC
filed 1995-12-29
CIK 801128

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year Ended                                 Commission File Number
     September 30, 1995                                         0-15045

                                BHA Group, Inc.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                      43-1416730
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  8800 East 63rd Street, Kansas City, Missouri                    64133
------------------------------------------------            ----------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (816) 356-8400
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of each class                         on Which Registered
         -------------------                        ----------------------
                 None                                     - - - - -

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, $.01 par value per share
        ---------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes         X                No
                     ---------                 ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
          -------

As of December 15, 1995, the number of shares outstanding of the Registrant's Class A Common Stock was 5,463,416 shares, and the number of shares outstanding of the Registrant's Class B Common Stock was 0 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Class A Common Stock was $69,266,918, computed by reference to the closing price of $14.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on November 30, 1995.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 20, 1996 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

                                     Part I


                                Item 1 - Business

BHA Group, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is an industrial service company that designs, manufactures and sells replacement parts and accessories and provides rehabilitation and conversion services for the types of industrial air pollution control equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators". This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters or filter bags, in the case of baghouses, pleated media filter elements, in the case of cartridge collectors or between electrically charged collector plates, in the case of electrostatic precipitators. An important part of the Company's business is the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East and the Pacific Rim. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

The Company was organized as an unincorporated division of Standard Havens, Inc. ("Standard Havens") in 1975 and was incorporated in Delaware as a wholly-owned subsidiary of Standard Havens in 1986. The Company became publicly-owned when it completed its initial public offering of common stock in November 1986. The Company's outstanding common stock was reclassified into Class A Common Stock and Class B Common Stock in April 1988, after which all of the Company's Class B Common Stock held by Standard Havens was distributed to the shareholders. Since 1988, all Company Class B Common Stock has been converted to Class A Common Stock, and no Class B Common Stock is outstanding. The Company completed its second public offering of common stock in February 1989. Net proceeds from that public offering (approximately $8.3 million) were used for working capital purposes and to finance several acquisitions.

On December 13, 1995, the Board of Directors recommended for shareholder approval an increase in the Class A Common Stock authorized from 10 million to 20 million shares, the elimination of the Class B Common Stock, and reclassifying the Class A Common Stock of the company to Common Stock.

In June 1989, the Company acquired the business of developing and manufacturing acoustic horns for use in both baghouses and electrostatic precipitators of Saracco Acoustic Sciences Corporation. Other acquisitions during 1989 relating to products and services for electrostatic precipitators are discussed below.

In April 1989, the Company formed PrecipTech, Inc. ("PrecipTech"), a Delaware corporation, as a wholly-owned subsidiary. PrecipTech, which had previously been a division of BHA, was formed for the purpose of conducting and expanding the Company's business as it relates to replacement parts, accessories and services for electrostatic precipitators.

PrecipTech completed three acquisitions of privately held companies or their operating assets during the calendar year 1989 as follows: ESP Specialties, Inc., a company that manufactures and sells replacement parts for electrostatic precipitators was acquired in April 1989; Kinetic Controls, Inc., a company specializing in the manufacture and sale of automatic voltage controllers for electrostatic precipitators was acquired in July 1989; and Midwest Power Corporation, a company engaged in the manufacture and sale of replacement parts, accessories and services for electrostatic precipitators was acquired in October 1989.

During 1992, the Company acquired the Fabric Filters Division of Joy Environmental Technologies which manufactures fabric filter bags. In August 1994, the Company acquired SF Air Filtration AG, which is based outside of Zurich, Switzerland. SF Air Filtration AG designs and produces high efficiency replacement cartridge filter elements which the Company believes will be in demand as markets continue to move to tighten particulate control. In two separate transactions during 1995, the Company purchased certain product rights relating to evaporative gas cooling technology and a dust monitor product line.

Business Segment Data

The Company sells products and services in several geographical areas. Operations of the domestic business segment are based in the U.S. The Company's domestic operations provide products and services to the U.S. markets and exports to Canada, Latin America, the Near East and Pacific Rim. The Company's foreign operations manufacture and sell products in Europe. Set forth below is information regarding the Company's business segments for each of the years in the three-year period ended September 30, 1995 (in thousands of dollars):



                                                1993             1994              1995

  Domestic Sales                               81,368           91,055           101,392
  Foreign Sales (European Operations)           7,537            9,860            13,331
                                             ----------      -----------      ------------
                                               88,905          100,915           114,723
                                             ==========      ===========      ============

  Domestic Assets                              55,433           55,575            64,300
  Foreign Assets (Europe)                       4,900            7,175             7,489
                                             ----------      -----------      ------------
                                               60,333           62,750            71,789
                                             ==========      ===========      ============
  Domestic Operating Income                     6,304            6,966             9,281
  Foreign Operating Income (Europe)               441              561               690
                                             ----------      -----------      ------------
                                                6,745            7,527             9,971
                                             ==========      ===========      ============


U.S. export sales to Canada, Latin America, the Near East, and Pacific Rim were $7,667,000, $10,606,000 and $13,653,000 for the years ended September 30, 1993,
1994 and 1995, respectively. These revenues are included in "Domestic Sales" in the table above.

Products and Services

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid and polypropylene fabrics. A market shift towards higher efficiency filtration has led to an increase in production of filters that have PTFE membrane applied to the fabric and other more specialized materials. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories which enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of a pleated media filter element and evaporative gas cooling product lines. Product profitability varies considerably over different product groups, with filter bags typically providing a lower profit margin than replacement parts and accessories.

The Company's business also includes the maintenance, conversion and rebuilding of industrial air pollution control equipment through a network of independent contractors and its own service crews. A comprehensive safety program enables both the Company and customer to control costs from a risk management perspective. Conversion and rebuilding services involve the retrofitting of an entire baghouse or electrostatic precipitator to restore it to original operating parameters or improve overall performance. BHA is capable of supplying a variety of other services specifically fitted to its customers' requirements, including preventive maintenance, system/equipment analysis, inspections, supervision of customer personnel and training. Information gathered during preventive maintenance, analysis and inspections is stored in the Company's database for future reference, and thus is a valuable source of important customer information. In addition, knowledge gained in solving one customer's problems is stored in the Company's database and made available on-line to the Company's salespeople to permit them to respond promptly to similar problems encountered by other customers. BHA believes it is the leader in providing these services on a worldwide basis.

Customer Base

The Company's customer base is diverse both industrially and geographically, and includes customers in virtually all sectors of the industrial economy. International markets include Canada, Europe, Latin America, the Near East and the Pacific Rim. The Company's products and services are used in major industrial environments such as cement kilns, asphalt plants, steel and iron foundries, aluminum and copper smelters, rock and gypsum dryers, chemical plants, grain and food processing plants, refuse to energy plants, waste and hazardous waste incinerators and electric utilities, as well as many other areas.

The vast majority of the Company's baghouse sales represent small transactions with numerous customers. Precipitator replacement parts sales frequently accompany conversion or rebuild services. No customer accounted for more than 10% of the Company's annual sales during any of its last three fiscal years. The Company does not believe that it is dependent upon any single customer or group of customers and has no unusual geographical or industry concentrations of business or credit risk.

Marketing

One of the Company's principal competitive advantages is its proprietary telemarketing system, the core of which is a computer database containing detailed information on over 100,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 45,000 plant locations. The growth of the telemarketing database has recently increased due to the focus on international markets. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); when it was installed; what fabric, size and design filter bags are used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered over the past 20 years of the Company's existence, and is continually updated following customer calls, site inspections and maintenance jobs.

The Company keeps information in a central computer database which is accessed on-line by its telemarketing representatives. The computer tracks customer calls and pending orders, which helps make efficient use of the representative's time. Each day, a list of the most important customer calls is provided to the representative. This list includes contracts and orders in negotiation, as well as reminders for calls to customers which have not been serviced for some time. Once an order is taken, the information is automatically routed to the operations area which uses the computer to generate invoices and contracts. Invoice and technical data about the filter bags, cages, precipitator replacement parts and accessories is sent via computer connection to the Company's manufacturing facilities. There the bags are sewn, the support cages and precipitator replacement parts are manufactured, and the accessories are consolidated for shipment. The order is packaged and sent to the customer according to a priority schedule.

Each telemarketer is furnished with data to evaluate their performance and enable them to focus on high opportunity sales calls. Historical sales data is made available to each telemarketer showing (i) performance by the month and year toward targeted goals (broken down by product category) sales volume and profit margin, (ii) the sales history for each customer, as well as the sales potential for such customer, and (iii) a summary of each contact with each customer and its results, including notes of any useful information for further contacts. The Company believes that the system provides effective feedback to telemarketing personnel to meet their sales goals.

In addition to its use on a customer-by-customer basis, the Company's telemarketing system and database is used to develop industry statistics and analyze market trends. Information is also extracted for marketing and advertising campaigns and new product evaluations.

Government Regulation

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, which has 1996 compliance deadlines, establishes a national operating permit program. Title V will require an increase in the record keeping, monitoring and reporting requirements to ensure compliance with the standards established by the permitting authorities. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the Environmental Protection Agency ("EPA") under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the EPA more power to revoke permits and issue fines. As provisions in the Act are implemented, the regulations and enforcement practices will force industry to take a more proactive approach toward the operation and maintenance practices of their facilities which may have a positive impact on the Company.

In April 1995, the enhanced monitoring provision originally required by Title V was revised by the EPA to a proposed Compliance Assurance Monitoring ("CAM") program. This program is scheduled for proposal in December 1995, with a final promulgation date of July 1996. The CAM program will focus responsibility on source operators for the monitoring of air pollution control equipment parameters that would indicate compliance with emission requirements. In June 1995, the EPA issued the secondary lead smelter National Emissions Standards for Hazardous Air Pollutants ("NESHAP") to require compliance and installation of a continuous operation bag leak detection system by June 1997. Final promulgation of additional proposed NESHAP's requiring industry to continuously monitor emission points could have a favorable impact on the Company's particulate monitor product line. The Company is not aware of any likely statutory changes which may have a significant negative impact on its business.

Backlog

On September 30, 1995, the backlog of orders for replacement parts and industrial services was $33,310,000 compared to $33,192,000 at September 30, 1994 and $32,668,000 at September 30, 1993. The company believes the majority of the backlog is shippable by September 30, 1996.

Foreign Operations

The Company entered the European market in 1982 when it acquired, as a wholly owned subsidiary of the Company, a German corporation, Filtra GmbH, an air pollution control replacement parts manufacturer and marketer. The name of this organization was changed to BHA International GmbH effective October 1, 1994 for continuity in the Company's marketing approach with other segments of the business. BHA International GmbH manufactures replacement parts in Ahlen, German and sells products throughout Europe.

In August 1994, the Company acquired, as a wholly owned subsidiary of the Company, a Swiss corporation, SF Air Filtration AG, which designs and produces high efficiency replacement cartridge filter elements. SF Air Filtration AG manufactures pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

Set forth below, is information regarding European sales and assets employed (in thousands of dollars):


                                           Fiscal Year Ended September 30,

                                        1993            1994             1995

Sales                                   7,537            9,860            13,331

Identifiable Assets                     4,900            7,175             7,489

Operating Profit                          441              561               690



Below is a schedule outlining the contribution of the Company's European Group as a percentage of the consolidated amounts.


                                           Fiscal Year Ended September 30,

                                       1993             1994              1995

Sales                                   8%                10%               12%

Identifiable Assets                     8%                11%               10%

Operating Profit                        7%                 7%                7%



BHA International GmbH's operating profits have increased steadily over the past few years. The improvements are the result of a more narrow marketing focus directed toward the countries of Western Europe. In previous years, its marketing efforts were directed toward all of Europe, the Near East and Pacific Rim. The establishment of sales and service offices in the Pacific Rim and Near East, which provide support for export sales from the manufacturing units in the United States, has enabled BHA International GmbH to concentrate on the European markets and improve its ratio of accessory product sales to filter bags. This shift in focus has had a favorable impact on its overall operating profits.

SF Air Filtration AG, which was acquired in the latter part of 1994, has incorporated the Company's marketing strategy to its product line and achieved positive operating profits in its first full year of operation as a wholly-owned subsidiary of the Company.

U.S. Export Sales

The Company's domestic operations exports products from the U.S. and provides services to customers in Canada, Latin America, the Near East and Pacific Rim. Information regarding the Company's U.S. exports sales is included in the Company's "Business Segment Data."

In June 1994, the Company established a liaison office in Bombay, India, with the intention of providing sales and service assistance to customers in the Near East. This office has provided regional support for exported product sales from the Company's manufacturing units located in the United States. In July 1995, approval was received from the government of India for the establishment of a 100% owned subsidiary, BHA Group International Pvt. Ltd., to replace the Company's liaison office.

In September 1995, the Company received approval from the government of Taiwan for the establishment of a branch office in Taipei, Taiwan. BHA Group International, Inc., Taiwan Branch provides sales and service assistance to customers in the Pacific Rim including regional telemarketing for exported product sales from the Company's manufacturing units in the United States.

Competition

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the air pollution control equipment aftermarket. The Company has seen an increase in Latin American replacement parts sales over the last three years showing growth in Mexico, the Caribbean and South America. Sales offices have been established in India and Taiwan, as the Near East and the Pacific Rim markets have been targeted for growth. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small filter bag manufacturers which compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators. The domestic utility markets for precipitators have been competitive, as this industry is restructuring in response to deregulation. Competition has had a negative impact on the profitability of orders executed within this industry group. The Company is having success in other precipitator industrial markets domestically and internationally and has positioned itself anticipating strong competition for utility orders for the next several years.

The Company believes that important competitive factors are timely and dependable service, effective marketing, price and quality. The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system (see "Marketing" above), enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

Employees

As of September 30, 1995, the Company's domestic operations employed 673 persons of whom 89 were engaged in sales and marketing, 80 were engaged in management and administration, and 504 were engaged in production. The Company's foreign operations in Germany and Switzerland employed 71 persons, of whom 20 were engaged in sales and marketing, 12 were engaged in management and administration, and 39 were engaged in production. The Company's foreign sales and services offices employed 18 persons, 13 of which were engaged in sales and marketing and 5 were engaged in management and administration. The production personnel in Germany were covered by a textile union contract which is negotiable annually. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and, when appropriate, covenants not to compete. The Company believes that its relations with its employees are good.

Patents and Trademarks

The Company owns patents and trademarks, and has pending patent and trademark applications relating to replacement parts and accessories for industrial air pollution control equipment. The Company considers such patents and trademarks, and the granting of the patent and trademark applications filed, to be important. However, the business of the Company is not dependent upon such patents and trademarks, and such patents and trademarks and patent and trademark applications do not preclude the marketing of generally similar items by competitors. Patents owned by the Company expire during the period from 1997 to 2006.

                               Item 2 - Properties

Corporate Headquarters, Sales & Service Offices

The Company purchased the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet) in 1994. The Company leases office facilities in Bombay, India and Taipei, Taiwan (less than 2,000 square feet per location) for the sales organizations located in these countries.

Manufacturing and Services Facilities

The Company owns (i) plants in Slater and Salisbury, Missouri (approximately 228,000 square feet), (ii) a plant in Folkston, Georgia (approximately 105,000 square feet), and (iii) a plant in Ahlen, Germany (approximately 30,000 square feet). The Company leases (i) a facility in Newport News, Virginia (approximately 17,000 square feet), (ii) a facility in Slater, Missouri (approximately 28,000 square feet) and (iii) a facility in Klus/Balsthal, Switzerland (approximately 20,000 square feet), (iv) a facility in Baltimore, Maryland (approximately 3,500 square feet), (v) a facility in Covington, Kentucky (approximately 5,000 square feet) and (vi) a facility in St. Louis, Missouri (approximately 4,300 square feet). Operations performed at Slater and Salisbury, Missouri and Ahlen, Germany include cutting and sewing filtration fabrics, spot welding of metal cages and warehouse and assembly operations. The operation in Folkston, Georgia is engaged in the manufacture of parts and accessories for electrostatic precipitators. The operation in Newport News, Virginia is engaged in the manufacture and assembly of computer based voltage control systems for electrostatic precipitators. Operations in Klus/Balsthal, Switzerland and Salisbury, Missouri are engaged in the manufacture of pleated media filter elements for cartridge collectors. The facilities in Baltimore, Covington and St. Louis serve as warehouse and office space for the Company's field service crews.

The Company owns a secondary facility in Slater, Missouri (approximately 54,000 square feet) which is leased to a raw material supplier of the Company.

The buildings owned and office space leased by the Company are considered adequate for the Company's present needs and suitable for any presently foreseeable expansion.

                           Item 3 - Legal Proceedings

The Company is involved in no material legal proceedings other than ordinary litigation incidental to the Company's business.

          Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                    Part II


               Item 5 - Market for the Registrant's Common Stock
                      and Related Security Holder Matters

Market Information

The Class A Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market.

The following table sets for the range of per share bid prices for the Class A Common Stock on the NASDAQ National Market for the past two fiscal years.

NASDAQ National Market System


                                          Per Share Class A Common
                                               Stock Bid Price
                                         High                 Low

Fiscal Year 1995
    Fourth Quarter                      15.00                 12.50
    Third Quarter                       14.50                 11.38
    Second Quarter                      14.25                 11.50
    First Quarter                       13.50                 11.50

Fiscal Year 1994
    Fourth Quarter                      13.00                  9.25
    Third Quarter                       10.75                  8.25
    Second Quarter                      13.25                  9.50
    First Quarter                       14.50                  9.50


These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of December 15, 1995, there were 6,435,016 shares issued and 971,600 shares in treasury. The Company had 5,463,416 shares outstanding and owned by approximately 618 holders of record as of this date.

Dividends

During the year ended September 30, 1994 ("fiscal 1994") and 1995 ("fiscal 1995"), the Company declared and paid quarterly dividends aggregating $.12 per share to shareholders. The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on December 1, 1995, to shareholders of record on November 20, 1995.

The Company does not have a formal policy for paying cash dividends on its stock. Future determinations concerning dividends will be made, at the discretion of the Board of Directors, based upon the Company's earnings, its capital requirements, its financial condition, restrictions placed against payment of dividends under any financing agreements and such other factors as the Board of Directors, at its discretion, may from time to time deem relevant.

Treasury Stock

During June 1994, the Board of Directors approved the purchase of up to 500,000 shares of the Company's Class A Common Stock. During November 1994, the Board of Directors approved the repurchase of an additional 500,000, raising the total number of shares authorized for repurchase to 1,000,000 shares. On November 7, 1995, an additional 500,000 shares were authorized for repurchase by the Board of Directors, raising the total authorized for repurchase to 1,500,000 shares. As of September 30, 1995 and December 15, 1995, a total of 971,600 shares of Class A Common Stock had been repurchased by the Company.

                        Item 6 - Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Consolidated Financial Statements and notes thereto contained elsewhere in the Annual Report on Form 10-K. The selected consolidated data for each of the periods shown have been derived from such financial statements which have been audited by KPMG Peat Marwick LLP. The consolidated financial statements, as of September 30, 1995 and 1994 and for each of the years in the three-year period then ended, and independent auditors report thereon are included herein.



                                                                                   Years Ended September 30,
                                                                   1991       1992        1993        1994       1995
                                                                               (In Thousands, Except Per Share Data)

Selected Income Statement Data
   Net Sales                                                       69,687     81,847      88,905    100,915     114,723
   Gross Margin                                                    19,133     22,479      22,668     25,270      31,206
   Operating Expense                                               11,972     14,622      15,923     17,743      21,235
   Interest Expense/(Income)-Net                                      146        (24)          5        (47)        367
   Earnings Before Income Taxes                                     7,015      7,881       6,740      7,574       9,604
   Net Earnings                                                     3,958      4,911       4,380      4,809       5,954
   Net Earnings Per Share                                             .61        .75         .67        .75        1.03
   Weighted Average Shares Outstanding                              6,470      6,512       6,528      6,386       5,794

Selected Balance Sheet Data
   Working Capital                                                 19,782     24,348      25,414     24,721      24,887
   Total Assets                                                    45,760     54,363      60,333     62,751      71,789
   Short-Term Debt Including Current Portion of Long-Term Debt        797        490          49         56         757
   Long-Term Debt (Less Current Portion)                            1,403        963         398        351       9,899
   Shareholders' Equity                                            38,428     44,030      48,036     48,863      46,440
   Cash Dividends Declared Per Common Share                          -0-        -0-          .08        .12         .12



           Item 7 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Operating results for the three fiscal years ended September 30, 1995:

Sales

Consolidated sales during fiscal 1995 were $114.7 million, which represented a 13.7% increase over fiscal 1994. BHA Company, Inc. ("BHA Company") sales of $58.4 million, increased 21.0% over fiscal 1994. The increase was attributable to higher sales of fabric filters, cages and pleated products. Sales of maintenance services and major projects also increased during the period. BHA Group International, Inc. ("BGI") sales were $24.2 million, representing a 39.8% increase over fiscal 1994. The improvement was attributable to an increase in sales of fabric filter and electrostatic precipitator products and services to the Latin American, Pacific Rim and Near East markets. Sales to Europe also increased as BGI's German fabric filter company was able to significantly increase its business within Europe and a full year of SF Air Filtration AG's results, which was acquired in August of 1994, were included in fiscal 1995. BGI sales, exclusive of SF Air Filtration AG sales, increased 19.6% during fiscal 1995 as compared to fiscal 1994. PrecipTech sales decreased by 9.1% to $32.1 million during fiscal 1995. The decrease was attributable to a general weakness in the utility based market as the number of large rebuild orders executed decreased versus the number in prior years. The decrease in sales of engineered rebuilds was offset in part by higher sales to the industrial markets.

For fiscal 1994, consolidated sales were $100.9 million, which represented a 13.5% increase over fiscal 1993. PrecipTech sales increased 33.5% to $35.4 million during fiscal 1994 due to the execution of several large utility and industrial rebuild orders and an increase in sales of electronic control products. BHA Company sales of $48.5 million were consistent with sales in fiscal 1993, as higher sales of fabric filters were offset by lower major project and engineered systems sales. BGI sales were $17.0 million, which represented a 28.7% increase over fiscal 1993 due to higher sales of precipitator products and services to the Latin American market and increased sales of baghouse products to Europe.

Gross Margin

Consolidated gross margin as a percentage of sales was 27.2%, 25.0% and 25.5% for fiscal years 1995, 1994 and 1993, respectively. The improvement in overall gross margin during fiscal 1995 was attributable to an improved mix of products and markets. BHA Company gross margin percentages increased over the same period a year ago, due to higher sales of accessory product lines and to favorable plant absorption associated with higher sales of manufactured parts. Consolidated gross margin percentages also improved as the growth rate in BGI sales, which carry higher gross margin percentages than BHA Company and PrecipTech, exceeded the domestic business sales growth rate. PrecipTech gross margin percentages were consistent with those of the prior year.

During fiscal 1994, PrecipTech gross margin percentages were lower than fiscal 1993 due to a sales mix weighted towards utility engineered rebuild orders which carry lower gross margin percentages than stand alone replacement parts orders. Lower PrecipTech gross margins were offset in part by higher BHA Company gross margin percentages which improved as compared to the previous year, due in part to higher plant absorption associated with the increased sales of manufactured products. Gross margins associated with the BHA Company service business also improved due to a change in marketing focus and business methods. BGI gross margin percentages, which are higher than domestic margins, were consistent with the previous year.

Operating Expense

Selling and advertising expense as a percentage of sales was 9.4%, 8.8% and 8.5% for fiscal years 1995, 1994 and 1993, respectively. The increase in fiscal 1995 and 1994 selling and advertising expense as a percentage of sales over fiscal 1993 is attributable to higher selling expenses associated with the increase in international business, which requires higher selling overheads and the establishment and expansion of several international sales and services offices.

General and administrative expense as a percentage of sales was 9.1%, 8.7% and 9.4% for fiscal years 1995, 1994 and 1993, respectively. The fiscal 1995 increase in general and administrative expenses as a percentage of sales was due to higher payroll and administrative expenses associated with an increase in international and domestic business. The fiscal 1994 decrease in general and administrative expense as a percentage of sales was the result of higher sales volume yielding greater administrative efficiency.

Net Interest Income/Expense

Interest income was $42,000, $79,000 and $62,000 for fiscal years 1995, 1994 and 1993, respectively. Interest expense for fiscal years 1995, 1994 and 1993 was $409,000, $32,000 and $67,000, respectively. The increase in interest expense in 1995 was attributable to borrowings under the Company's credit facilities for the purchase of the building, which serves as the Company's headquarters, other additions to property, plant and equipment and the acquisition of the Company's shares as treasury stock.

Income Taxes

The effective tax rates were 38.0%, 36.5% and 35.0% in fiscal years 1995, 1994 and 1993. The higher tax rate during fiscal 1995 was attributable to higher state taxes related to U.S. domestic earnings and the mix between domestic and foreign operations. The lower percentage in fiscal 1993 was attributable to the increased contribution of foreign operations to consolidated earnings.

Net Earnings

Net earnings were $6.0 million, $4.8 million and $4.4 million for fiscal years 1995, 1994 and 1993, respectively. The improvement in fiscal 1995 net earnings reflects the higher sales volume and gross margin percentages in both the domestic and international markets. The fiscal 1994 increase in net earnings was attributable to higher sales volume.

Liquidity and Capital Resources

Net working capital was $24.9 million, $24.7 million and $25.4 million as of September 30, 1995, 1994 and 1993, respectively. The current ratios at September 30, 1995, 1994 and 1993 were 2.90 to 1, 3.2 to 1 and 3.2 to 1.

Cash decreased $4.5 million from $6.8 million at September 30, 1994 to $2.3 million at September 30, 1995. Net cash provided by operating activities in fiscal 1995 was $5.1 million. Fiscal 1994 cash provided by operating activities was unusually high as a result of higher than normal collections due to several large receivable balances from customers as of the end of fiscal 1993. The Company's investing activities of $11.3 million, which included the purchase of the building which serves as the Company's corporate headquarters, capital improvements at its manufacturing facilities, and the acquisition of certain product rights, were a primary reason for the overall decrease in cash. The Company's net financing activities included the acquisition of 625,100 shares of treasury stock for $8.0 million. The Company's investing and financing activities were funded by net borrowings of $8.2 million under the Company's revolving lines of credit and $2.5 million under a bank term note.

During fiscal 1995, the Company expanded its borrowing capacity through the establishment of revolving lines of credit and increases to the limits under existing lines of credit. At September 30, 1995, the Company had unused lines of credit of approximately $9.2 million. The Company had unused short-term foreign exchange borrowing arrangements of approximately $8.7 million at September 30, 1995. The Company believes that cash flow from operations and available credit facilities will be sufficient to meet its capital needs for the foreseeable future.

New Accounting Pronouncement

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (Statement 121) was issued by the Financial Accounting Standards Board in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Management expects the adoption of Statement 121 will not have a significant impact on the Company's consolidated financial statements.

              Item 8 - Financial Statements and Supplementary Data

Incorporated by reference to the consolidated financial statements attached herewith. See Index to Consolidated Financial Statements and Schedules.

         Item 9 - Disagreements on Accounting and Financial Disclosure

There were no disagreements with the Company's principal accountants which require disclosure pursuant to this item.

                                    Part III


Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 1995.

                                    Part IV


   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements: See accompanying Index to Consolidated Financial Statements and Schedules.

(a) (2) Financial Statement Schedules: See accompanying Index to Consolidated Financial Statements and Schedules. All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant's Financial Statements and Schedules.

(a) (3)  Exhibits:

         (3a)    Certificate of Incorporation, as amended (1) (2).

         (3b)    By-Laws, as amended (8).

         (10a) BHA Group, Inc. 1986 Stock Option Plan as amended, including form of Option Agreement (3).

         (10b)   Second Amendment to the BHA Group, Inc. 1986 Stock Option Plan
                 (5).

         (10c) Lease Agreement dated September 30, 1991, with SH Properties, Inc. (4).

         (10d) Loan Agreement between Standard Havens, Inc. and certain insurance companies (1), and assumption agreement pursuant to which the company became the sole obligor under the loan (2).

         (10e)   Employee Stock Ownership Plan of BHA (1).

         (10f)   401(K) Plan of BHA (1).

         (10g) Loan Agreement between BHA Group, Inc. and Boatmen's First National Bank of Kansas City, N.A. (2).

         (10h) Directors and Officers Insurance and Company Reimbursement Policy issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (2).

         (10i) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and Lamson Rheinfrank, Jr. (6).

         (10j) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and Michael T. Zak (6).

         (10k) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and James E. Lund (6).

         (10l) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and James J. Thome (6).

         (10m) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and James C. King (6).

         (10n) Employment Agreement dated January 1, 1995 between BHA Group, Inc. and James C. Shay (8).

         (10o) Rights Agreement dated as of December 13, 1995, between BHA Group, Inc., and Boatmen's Trust Company, including Form of Rights Certificate (Exhibit A) and Summary of Rights to Purchase Common Stock (Exhibit B) (7).

         (11)    Computation of earnings per common share (8).

         (21)    Subsidiaries of the Registrant (8).

         (23)    Independent Auditors' Consent (8).


(b) Reports on Form 8-K: Filed on December 22, 1995 reporting an Item 5 event (the approval by the Board of Directors of a Rights Agreement).

(c)      Exhibits:  See (a) (3) above.

(d)      Financial Statement Schedules:  See (a) (2) above.

Notes to Index

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-8644) which is incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 which is incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 which is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 which is incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 which is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 which is incorporated herein by reference.

(7) Filed as an exhibit to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995, which is incorporated herein by reference.

(8)      Filed as an exhibit hereto.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BHA Group, Inc.



Dated: December 15, 1995          By:  /s/ James E. Lund
       ----------------------        --------------------------------
                                       James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: December 15, 1995          By:  /s/ James E. Lund
       ----------------------        --------------------------------
                                       James E. Lund, President
                                       Principal Executive Officer and Director


Dated: December 15, 1995          By:  /s/ Lamson Rheinfrank, Jr.
       ----------------------         --------------------------------
                                       Lamson Rheinfrank, Jr.
                                       Chairman of the Board


Dated: December 15, 1995          By:  /s/ Michael T. Zak
       ----------------------         --------------------------------
                                       Michael T. Zak
                                       Vice Chairman and Director


Dated: December 15, 1995          By:  /s/ Don H. Alexander
       ----------------------         --------------------------------
                                       Don H. Alexander
                                       Director


Dated: December 15, 1995          By:  /s/ Robert Freeland
       ----------------------         --------------------------------
                                       Robert Freeland
                                       Director


Dated: December 15, 1995          By:  /s/ Thomas A. McDonnell
       ----------------------         --------------------------------
                                       Thomas A. McDonnell
                                       Director


Dated: December 15, 1995          By:  /s/ James J. Thome
       ----------------------         --------------------------------
                                       James J. Thome
                                       Executive Vice President and Director


Dated: December 15, 1995          By:  /s/ James C. King
       ----------------------         --------------------------------
                                       James C. King
                                       Senior Vice President, Secretary and
                                         Director


Dated: December 15, 1995          By:  /s/ Richard C. Green, Jr.
       ----------------------         --------------------------------
                                       Richard C. Green, Jr.
                                       Director


Dated: December 15, 1995          By:  /s/ James C. Shay
       ----------------------         --------------------------------
                                       James C. Shay
                                       Principal Financial & Accounting Officer

                        BHA GROUP, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


Independent Auditors' Report

Financial Statements:
    Consolidated  Balance  Sheets - September  30,  1995 and 1994
    Consolidated Statements of Earnings -
        Years ended September 30, 1995, 1994 and 1993
    Consolidated Statements of Shareholders' Equity -
        Years ended September 30, 1995, 1994 and 1993
    Consolidated Statements of Cash Flows -
        Years ended September 30, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements

                                                                        Schedule
                                                                        --------
Schedule - Years ended September 30, 1995, 1994 and 1993 as required:
     Valuation and Qualifying Accounts                                      II


All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

[KPMG LOGO]
The Global Leader

                                [BHA LOGO]

                        BHA GROUP, INC. AND SUBSIDIARIES








                        Consolidated Financial Statements

                        September 30, 1995, 1994 and 1993


                   (With Independent Auditors' Report Thereon)

[LOGO] Peat Marwick LLP
1000 Walnut, Suite 1600
P.O. Box 13127
Kansas City, MO 64199

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
BHA Group, Inc.:


We have audited the accompanying consolidated balance sheets of BHA Group, Inc. and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group, Inc. and subsidiaries at September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP


November 7, 1995

                        BHA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1995 and 1994


                                                                              1995               1994
                                                                              ----               ----
                      Assets
Current assets:
 Cash and cash equivalents                                               $  2,316,677         6,796,976
 Accounts receivable, less allowance for doubtful
  receivables of $830,496 in
  1995 and $756,928 in 1994                                                19,074,975        14,957,812
 Inventories (note 1)                                                      14,864,490        12,452,044
 Prepaid expenses                                                             856,488         1,223,122
 Deferred income taxes (note 5)                                               860,000           635,000
                                                                         ------------        ----------
     Total current assets                                                  37,972,630        36,064,954
                                                                         ------------        ----------

Property, plant and equipment, at cost:
 Land and improvements                                                        955,255           670,241
 Buildings and improvements                                                14,479,697        10,384,234
 Machinery and equipment                                                   23,885,716        18,711,729
 Office furniture, fixtures and equipment                                   2,569,224         2,266,738
                                                                         ------------        ----------
                                                                           41,889,892        32,032,942

 Less accumulated depreciation and amortization                            17,127,848        13,654,884
                                                                         ------------        ----------
     Net property, plant and equipment                                     24,762,044        18,378,058
                                                                         ------------        ----------

Intangible and other assets, less accumulated
 amortization (note 3)                                                      3,814,504         2,919,428
Excess of cost over net assets of businesses acquired,
 less accumulated amortization (note 3)                                     5,239,662         5,388,352
                                                                         ------------        ----------
                                                                         $ 71,788,840        62,750,792
                                                                         ============        ==========

       Liabilities and Shareholders' Equity

Current liabilities:
 Current installments of long-term debt (note 4)                         $    756,696            56,016
 Accounts payable                                                           6,299,344         7,177,851
 Accrued compensation and employee benefit costs                            4,059,919         2,550,358
 Accrued expenses and other current liabilities                               397,123           383,376
 Reserve for warranty and product service                                     848,534           795,463
 Income taxes payable                                                         724,379           380,720
                                                                         ------------        ----------
     Total current liabilities                                             13,085,995        11,343,784
                                                                         ------------        ----------

Deferred income taxes (note 5)                                              2,364,000         2,193,000
Long-term debt, excluding current installments (note 4)                     9,898,683           350,717

Shareholders' equity (note 2 and 4):
 Class A common stock $.01 par vaiue. Authorized 10,000 000 shares;
   issued 6,426,302 and 6,380,002 shares, respectively                         64,263            63,800
 Additional paid-in capital                                                24,923,428        24,402,261
 Retained earnings                                                         33,194,128        27,925,706
 Foreign currency translation adjustment                                      280,441            37,986
 Unearned compensation (note 6)                                              (418,312)               --
 Less cost of 971,600 and 346,500 shares of common stock in treasury      (11,603,786)       (3,566,462)
                                                                         ------------        ----------
     Total shareholders' equity                                            46,440,162        48,863,291
                                                                         ------------        ----------

Commitments and contingent liabilities (note 7)                          $ 71,788,840        62,750,792
                                                                         ============        ==========


See accompanying notes to consolidated financial statements.

                        BHA GROUP, INC, AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended September 30, 1995, 1994 and 1993


                                                                                   1995               1994                  1993
                                                                                   ----               ----                  ----
Net sales                                                                    $ 114,722,893         100,914,568          88,904,928
Cost of sales                                                                   83,516,735          75,644,885          66,237,077
                                                                             -------------         -----------          ----------
        Gross margin                                                            31,206,158          25,269,683          22,667,851
                                                                             -------------         -----------          ----------
Operating expenses:
  Selling and advertising expense                                               10,778,323           8,927,722           7,546,421
  General and administrative expense                                            10,456,564           8,814,812           8,376,750
                                                                             -------------         -----------          ----------
        Total operating expenses                                                21,234,887          17,742,534          15,923,171
                                                                             -------------         -----------          ----------
        Operating income                                                         9,971,271           7,527,149           6,744,680
Interest expense                                                                  (409,436)            (32,220)            (67,018)
Interest income                                                                     41,952              79,499              62,490
                                                                             -------------         -----------          ----------
        Earnings before income taxes                                             9,603,787           7,574,428           6,740,152
                                                                             -------------         -----------          ----------
Income taxes (note 5):
  Current                                                                        3,704,000           2,531,000           2,380,000
  Deferred                                                                         (54,000)            234,000             (20,000)
                                                                             -------------         -----------          ----------
        Total income taxes                                                       3,650,000           2,765,000           2,360,000
                                                                             -------------         -----------          ----------
        Net earnings                                                         $   5,953,787           4,809,428           4,380,152
                                                                             =============         ===========          ==========
Earnings per common share                                                    $        1.03                0.75                0.67
                                                                                      ====                ====                ====


See accompanying notes to consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended September 30, 1995, 1994 and 1993




                                                                                      1995            1994         1993
                                                                                      ----            ----         ----
Class A common stock (note 2):
  Balance at beginning of year                                                     $    63,800         63,660        45,587
  Issuance of 46,300 shares of common stock in 1995, 14,000 shares
    in 1994, and 66,651 shares in 1993                                                     463            140           667
  Conversion from Class B common stock                                                    --            --           17,406
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                                64,263         63,800        63,660
                                                                                    ----------     ----------    ----------
Class B common stock (note 2):
  Balance at beginning of year                                                            --            --           17,406
  Conversion of 1,740,614 shares to Class A common stock                                  --            --          (17,406)
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                                  --            --            --
                                                                                    ----------     ----------    ----------
Additional paid-in capital:
  Balance at beginning of year                                                      24,402,261     24,219,654    23,651,937
  Excess of proceeds over par value of common stock issued                             521,167        182,607       567,717
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                            24,923,428     24,402,261    24,219,654
                                                                                    ----------     ----------    ----------
Retained earnings:
  Balance at beginning of year                                                      27,925,706     23,877,816    20,006,564
  Net earnings                                                                       5,953,787      4,809,428     4,380,152
  Payment of cash  dividends on Class A common stock ($.12 per share in 1995
    and 1994 and $.08 per share in 1993)                                              (685,365)      (761,538)     (508,900)
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                            33,194,128     27,925,706    23,877,816
                                                                                    ----------     ----------    ----------
Foreign currency translation adjustment:
  Balance at beginning of year                                                          37,986       (124,769)      308,679
  Equity adjustment from foreign currency translation                                  242,455        162,755      (433,448)
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                               280,441         37,986      (124,769)
                                                                                    ----------     ----------    ----------
Unearned compensation (note 6):
  Balance at beginning of year                                                            --             --            --
  Issuance of 45,000 share of restricted Class A common stock                         (517,500)          --            --
  Recognition of compensation expense                                                   99,188           --            --
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                              (418,312)          --            --
                                                                                    ----------     ----------    ----------
Treasury stock:
  Balance at beginning of year                                                      (3,566,462)          --            --
  Acquisition of 625,100 and 346,500 shares of common
    stock at cost in 1995 and 1994, respectively                                    (8,037,324)    (3,566,462)        --
                                                                                    ----------     ----------    ----------
  Balance at end of year                                                           (11,603,786)    (3,566,462)        --
                                                                                    ----------     ----------    ----------
        Total shareholders' equity                                                 $46,440,162     48,863,291    48,036,361
                                                                                   ===========     ==========    ==========

See accompanying notes to consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended September 30, 1995, 1994 and 1993

                                                                                             1995           1994           1993
                                                                                             ----           ----           ----
Cash flows from operating activities:
  Net earnings                                                                           $ 5,953,787      4,809,428      4,380,152
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                        4,285,692      3,628,857      3,100,200
      Provision for deferred income taxes                                                    (54,000)       234,000        (20,000)
  Changes in assets and liabilities, net of amounts in business acquired:
      Accounts receivable                                                                 (4,117,163)     6,561,027     (6,044,331)
      Inventories                                                                         (2,412,446)      (839,877)      (595,133)
      Prepaid expenses                                                                       366,634         42,068         85,569
      Accounts payable                                                                      (878,507)    (1,875,358)     3,093,075
      Accrued expenses and other liabilities                                               1,576,379        765,101        230,118
      Income taxes payable                                                                   343,659        143,005        165,334
                                                                                         -----------      ---------     ----------
        Net cash provided by operating activities                                          5,064,035     13,468,251      4,394,984
                                                                                         -----------      ---------     ----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                              (9,856,950)    (3,696,371)    (5,449,628)
  Additions to excess cost over net assets of businesses acquired                               --             --          (42,617)
  Net assets of businesses acquired, excluding cash                                             --       (2,257,423)          --
  Acquisition of product rights and other intangible assets                               (1,459,886)      (410,000)          --
  Proceeds from sale of fixed assets                                                            --           58,114         16,968
                                                                                         -----------      ---------     ----------
        Net cash used in investing transactions                                          (11,316,836)    (6,305,680)    (5,475,277)
                                                                                         -----------      ---------     ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                       4,130           --          269,358
  Payment of cash dividends on common stock                                                 (685,365)      (761,538)      (508,900)
  Purchase of treasury stock                                                              (8,037,324)    (3,566,462)          --
  Repayments of long-term debt                                                              (457,514)       (41,002)    (1,005,787)
  Borrowing on lines of credit, net                                                        8,206,120           --             --
  Proceeds from long-term debt                                                             2,500,000           --             --
  Payment on other long-term liabilities                                                        --             --         (200,000)
                                                                                         -----------      ---------     ----------
        Net cash provided (used) by financing activities                                  (1,530,047)    (4,369,002)    (1,445,329)
                                                                                         -----------      ---------     ----------

Effect of exchange rate changes                                                              242,455        162,755       (213,886)
                                                                                         -----------      ---------     ----------
        Net increase (decrease) in cash and cash equivalents                              (4,480,299)     2,956,324     (2,739,508)

Cash and cash equivalents at beginning of year                                             6,796,976      3,840,652      6,580,160
                                                                                         -----------      ---------     ----------
Cash and cash equivalents at end of year                                                 $ 2,316,677      6,796,976      3,840,652
                                                                                         ===========      =========     ==========
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
   Interest                                                                              $   402,000         32,000        108,000
                                                                                         ===========      =========     ==========
   Income taxes                                                                          $ 3,306,000      2,420,000      2,215,000
                                                                                         ===========      =========     ==========
Supplemental disclosure of noncash investing and financing activities:
  Issuance of common stock to officers and employees                                     $   517,500        140,000          --
                                                                                         ===========      =========     ==========


See accompanying notes to consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1995, 1994 and 1993


(1)  Summary of Significant Accounting Policies

     Presentation

     The consolidated  financial  statements include the accounts of BHA  Group,
          Inc. (BHA) and its wholly-owned foreign and domestic subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     BHA recognizes revenues at the time products are shipped or services are performed.

     Inventories

     BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Components of inventories at September 30, 1995 and 1994 were as follows:


                                          1995               1994
                                          ----               ----
        Raw materials                 $ 9,223,825         8,625,316
        Work-in-process                 1,580,177         1,159,831
        Finished goods                  4,060,488         2,666,897
                                      -----------        ----------
                        Total         $14,864,490        12,452,044
                                      ===========        ==========


     Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts, while replacements and maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment are computed on the straight-line method using estimated useful lives by major asset class as follows:

     Buildings and improvements                                   30 years
     Machinery and equipment                                  4 -  8 years
     Office furniture, fixtures and equipment                 3 - 10 years



                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Income Taxes

     BHA adopted   Statement   of  Financial   Accounting   Standard  No.   109,
          "Accounting for Income Taxes," (Statement No. 109) in the first quarter of fiscal 1994. Prior year financial statements were not restated. Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The adoption of Statement No. 109 did not have a significant impact on the consolidated financial statements of BHA.

     No provision is made for income taxes on undistributed earnings of the foreign subsidiaries because such earnings have been indefinitely invested in the foreign subsidiaries.

     Warranty and Product Service

     BHA provides a reserve for estimated warranty and product service claims based on historical experience and consideration of changes in products and technology.

     Foreign Currency Translation

     Financial statements of BHA's foreign  subsidiaries  located in Germany and
          Switzerland are translated into U. S. dollars at current and average exchange rates. Translation gains and losses are included in shareholders' equity.

     Transaction gains and losses resulting from  fluctuations in exchange rates between the functional currency (U. S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains included in the consolidated statements of earnings for 1995, 1994 and 1993 amounted to $14,700, $14,617 and $75,231, respectively.

     Forward Exchange Contracts

     BHA has entered into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1995 and 1994, the aggregate amount of such forward exchange contracts was approximately $1,450,000 and $750,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1995.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Earnings Per Common Share

     Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding (5,793,929, 6,385,902 and 6,528,053 for 1995, 1994 and 1993, respectively). The common share equivalents which had a dilutive effect on earnings per share and were included in the computation of earnings per share amounted to 123,934, 71,145 and 179,942 for 1995, 1994 and 1993, respectively. The stock options which result in common share equivalents are described in note 6.

     Cost in Excess of Net Assets Acquired and Intangible Assets

     Cost in excess of net  assets  acquired  is being  amortized  over  periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $675,000 and $526,000 at September 30, 1995 and 1994, respectively.

     Intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $3,973,000 and $3,425,000 at September 30, 1995 and 1994, respectively

     BHA assesses the recoverability of cost in excess of net assets acquired and intangible assets by determining whether the amortization of such balances over the remaining life can be recovered through undiscounted future operating cash flows.

     Business Risk

     BHA has no significant or unusual geographical or industry concentrations of business or credit risk.

     Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, BHA considers overnight invested cash and investments in market securities, with maturities of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of long-term debt approximates fair value at September 30, 1995, as substantially all such debt accrues interest at variable rates.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Common Stock

     On March 14, 1988, shareholders  approved a  recapitalization providing for the redesignation or reclassification of each of BHA's then outstanding common stock into one share of Class A common stock, the creation of a Class B common stock and the increase of the total number of authorized shares. During 1993, shareholders elected to convert 33,859 Class B common shares into shares of Class A common stock. BHA elected to convert the remaining 1,706,755 outstanding shares of Class B common stock into shares of Class A common stock on April 21, 1993.

     In June 1994, the Board of Directors of BHA approved the purchase of up to 500,000 shares of the Company's Class A common stock. As of September 30, 1994, the Company had acquired 346,500 shares of Class A common stock. In November 1994, the Board of Directors approved the purchase of an additional 500,000 shares, raising the total number of shares authorized for repurchase to 1,000,000 shares. As of September 30, 1995, the Company had acquired a total of 971,600 shares of Class A common stock at a cost of $11,603,786.

(3)  Acquisition of Businesses and Product Rights

     In two separate transactions during 1995, BHA acquired certain product rights and other information relating to evaporative gas cooling technology and a dust monitoring product line for a total of $1,450,000. Of this amount, a total of $1,200,000 was paid prior to September 30, 1995. The evaporative gas cooling agreement provides for royalty payments to the former owner for product sales subsequent to the purchase date. The costs associated with the technology and product right acquisitions are being amortized on a straight-line basis over periods ranging from six to ten years.

     In August  1994,  BHA   acquired  SF  Air   Filtration,   AG,  located   in
          Switzerland, for $2,540,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired based upon the estimated fair values as of the date of acquisition. The excess of the purchase price over the net assets acquired amounting to $1,497,000 is being amortized on a straight-line basis over thirty years.

     In October 1993, BHA acquired certain product rights, which includes a trademark, relating to an accessory product line for $410,000. The cost of the product rights is being amortized on a straight-line basis over ten years.

(4)  Notes Payable to Banks and Long-term Debt

     In 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. The unsecured term loan has variable interest rates tied to the bank's prime interest rate. Principal payments are due in quarterly installments over a five year period through 2000. The outstanding balance under this term loan was $2,125,000 at September 30, 1995.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     BHA has unsecured  bank  lines  of credit  amounting  to  $16,000,000   for
          working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities included revolving credit agreements of $3,000,000 and $5,000,000 which expire in 1998 and 2000, respectively, in which BHA pays 0.25% as commitment fees on the unused portion. Lines of credit of $3,000,000 and $5,000,000, for which BHA pays no commitment fee, are also available. These lines expire during 1996. At September 30, 1995, $8,015,000 was outstanding under all bank lines of credit at a weighted average interest rate of 7.06%.

     BHA's foreign subsidiary located in Germany maintains a line of credit with a foreign bank in the amount of DM1,800,000 (approximately $1,261,000 (U.S.)). As of September 30, 1995, there were no amounts outstanding under this line of credit. BHA's foreign subsidiary located in Switzerland also maintains a line of credit with a foreign bank in the amount of SFR200,000 (approximately $164,000 (U.S.)). As of September 30, 1995, $191,000 was outstanding under these lines of credit.

     The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at September 30, 1995. At September 30, 1995, $6,440,000 of retained earnings were available for dividends.

     A summary of long-term debt at September 30, 1995 and 1994 follows:


                                                            1995         1994
                                                            ----         ----
  Unsecured lines of credit with variable interest rates   $8,206,120          -
  Notes payable to banks,  bearing  interest at 6.5% to
    7.5%, with annual principal payments of $56,000 to
    $500,000 from 1995 to 2000                              2,449,259    406,733
  Less current installments                                   756,696     56,016
                                                           ----------    -------
      Long-term debt, excluding current
        installments                                       $9,898,683    350,717
                                                           ==========    =======



     Annual payments on long-term debt for the next five fiscal years are as follows:

                       1996                       $    756,696
                       1997                          1,711,790
                       1998                          2,431,556
                       1999                            571,690
                       2000                          5,183,647
                                                  ------------
                                                  $ 10,655,379
                                                  ============

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  Income Taxes

     The components  of total income tax  expense for the years ended  September
          30, 1995, 1994 and 1993 are as follows:


                                                   1995          1994           1993
                                                   ----          ----           ----
      Current income tax expense:
        Federal                                 $3,271,000      2,235,000     2,166,000
        State and local                            433,000        296,000       214,000
      Deferred income tax expense (benefit):
        Federal                                    (48,000)       205,000       (18,000)
        State                                       (6,000)        29,000        (2,000)
                                                ----------      ---------     ---------
                                                $3,650,000      2,765,000     2,360,000
                                                ==========      =========     =========



     The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                    1995    1994   1993
                                                    ----    ----   ----
    Expected income tax expense                     34.0%   34.0   34.0
    Difference in tax rates of foreign subsidiaries  (.7)   (2.7)  (2.0)
    State income taxes, net                          2.9     2.8    2.4
    Other, net                                       1.8     2.4     .6
                                                    ----    ----   ----
             Effective income tax rate              38.0%   36.5   35.0
                                                    ====    ====   ====



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are presented below:


                                                       1995         1994
                                                       ----         ----
    Deferred tax assets:
      Reserves not currently deductible             $  795,000      445,000
      Inventories                                      319,000      256,000
      Other, net                                       217,000      170,000
                                                    ----------   ----------
             Total gross deferred tax assets         1,331,000      871,000
                                                    ----------   ----------

    Deferred tax liabilities:
      Intangible and other assets                      778,000      840,000
      Property, plant and equipment                  1,172,000    1,132,000
      Prepaid expenses                                 161,000      172,000
      Deferred compensation                            235,000         --
      Other, net                                       489,000      285,000
                                                    ----------   ----------
             Total gross deferred tax liabilities    2,835,000    2,429,000
                                                    ----------   ----------
             Net deferred tax liability             $1,504,000    1,558,000
                                                    ==========   ==========



                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       At September 30, 1995 and 1994, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

                                                        1995            1994
                                                        ----            ----
    Current deferred income tax asset               $   860,000         635,000
    Noncurrent deferred income tax liability         (2,364,000)     (2,193,000)
                                                    -----------     -----------
      Net deferred income tax liability             $(1,504,000)     (1,558,000)
                                                    ===========     ===========


     BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences.

     The components of  deferred income tax benefit for the year ended September
          30, 1993 are as follows:


                 Prepaid commissions                  $ 36,000
                 Depreciation and amortization         (30,000)
                 Experience method on bad debts          1,000
                 Inventory capitalization              (15,000)
                 Other, net                            (12,000)
                                                      --------
                       Deferred income tax benefit    $(20,000)
                                                      ========



     BHA has not provided deferred taxes on the cumulative undistributed earnings/(losses) of its foreign subsidiaries, which approximate $285,000, $(183,000) and $(712,000) at September 30, 1995, 1994 and
          1993, respectively, as management considers these earnings to be permanently invested. Net earnings of the foreign subsidiaries were approximately $468,000, $529,000 and $374,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

(6)  Incentive Stock Plan

     BHA has  an incentive stock plan for key employees, officers and directors.
          On February 21, 1995, the shareholders approved an amendment to the plan. The amendment increased the total number of shares of Class A common stock available for issuance from 970,000 to 1,280,000 including allocation of an additional 200,000 shares for issuance as stock options, 90,000 shares for issuance as restricted stock and 20,000 shares for issuance to outside directors in lieu of cash payment of director fees. The expiration date of the Plan was extended to August 9, 2004. The plan provides that the options must be exercised within ten years from the date of grant and the option price may not be less than 100% of the fair market value of the shares on the date of grant. In addition, certain options are not exercisable unless the fair market value of the shares is at least $20 per share.

     During fiscal 1995, the Company awarded 45,000 shares of restricted stock, under the incentive stock plan, to certain employees. The fair value of the awards at the date of issuance is being recognized as compensation expense ratably over the five-year vesting period.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        A summary of transactions in the stock option plan is as follows:


                                                     1995
                                        -------------------------------
                                          Number          Exercise
                                        of shares          prices
                                        ---------          ------
  Outstanding at beginning of year       759,655       $ 3.11/17.00
  Granted                                210,000              12.75
  Canceled                                (3,000)             12.00
  Exercised                               (1,300)              3.11
                                         -------
  Outstanding at end of year             965,355         3.11/17.00
                                         =======
  Exercisable at end of year             483,573         3.11/17.00
                                         =======


                                                     1994
                                        -------------------------------
                                          Number          Exercise
                                        of shares          prices
                                        ---------          ------
  Outstanding at beginning of year       525,842       $ 3.11/17.00
  Granted                                246,625         8.25/ 9.50
  Canceled                               (12,812)       11.50/17.00
                                         -------
  Outstanding at end of year             759,655         3.11/17.00
                                         =======
  Exercisable at end of year             439,155         3.11/17.00
                                         =======


                                                     1993
                                        -------------------------------
                                          Number          Exercise
                                        of shares          prices
                                        ---------          ------
  Outstanding at beginning of year       592,493       $ 3.11/17.00
  Exercised                              (66,651)        3.11/11.50
                                         -------
  Outstanding at end of year             525,842         3.11/17.00
                                         =======
  Exercisable at end of year             406,905         3.11/17.00
                                         =======



(7)  Commitments and Contingent Liabilities

     Employee Benefit Plans

     BHA has a noncontributory Employee Stock Ownership Plan (ESOP) which includes substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP. Benefits become vested according to age and years of service. Contributions charged to operating expenses were $865,000, $537,000 and $428,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     BHA's eligible  domestic  employees   participate  in  a  voluntary  401(k)
          employee benefit plan (401(k) Plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. The 401(k) Plan provides that 50% of a participant's contribution will be matched by BHA subject to a maximum contribution which is determined annually at the discretion of the Board of Directors. Benefits become vested according to age and years of service. BHA made matching contributions of $110,000, $103,000 and $93,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Leases

        A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows:



                           Years ending
                          September 30,
                          -------------
                              1996               $ 653,587
                              1997                 401,693
                              1998                 271,169
                              1999                  90,582
                              2000                  42,840


     It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Total rental expense on noncancelable, long-term operating leases amounted to approximately $640,000, $683,000 and $670,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Letters of Credit

     Under the bank lines of credit described in note 4, standby letters of credit are issued to assure BHA's performance under certain contracts. In addition to those bank lines of credit, BHA has another line of credit agreement totaling $5,000,000 for the issuance of letters of credit. Open standby letters of credit amounted to $29,000 and $22,000 at September 30, 1995 and 1994, respectively.

                                                                     (Continued)

                        BHA GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)  Supplemental Financial Information

     The Company   sells  products  and  services in several  geographic  areas.
          Operations of the domestic business segment are based in the United States (U. S.). The domestic business segment provides products and services to the U. S. markets and exports to Canada, Latin America, the Near East and Pacific Rim. The foreign business segment manufactures and sells in Europe. Set forth below is information regarding the Company's business segments for each of the years in the three-year period ended September 30, 1995:


                                         1995                1994                1993
                                         ----                ----                ----

     Domestic assets                 $  64,299,341         55,575,714         55,433,307
     Foreign assets - "Europe"           7,489,499          7,175,078          4,900,040
                                     -------------      -------------      -------------
       Total                         $  71,788,840         62,750,792         60,333,347
                                     =============      =============      =============

     Domestic sales                  $ 101,391,446         91,055,057         81,367,975
     Foreign sales - "Europe"           13,331,447          9,859,511          7,536,953
                                     -------------      -------------      -------------
       Total                         $ 114,722,893        100,914,568         88,904,928
                                     =============      =============      =============

     Domestic operating income       $   9,280,775          6,965,665          6,303,260
     Foreign operating income -
      "Europe"                             690,496            561,484            441,420
                                     -------------      -------------      -------------
           Total                     $   9,971,271          7,527,149          6,744,680
                                     =============      =============      =============


     U.S. export sales to unaffiliated customers in Canada, Latin America, the Near East and Pacific Rim were $13,653,000, $10,606,000 and $7,667,000 for the years ended September 30, 1995, 1994 and 1993, respectively. These revenues are included in "Domestic Sales" in the table above.

(9)  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data are as follows:


                                              Three months ended
                             ------------------------------------------------------------
                             December 31     March 31         June 30        September 30
                             -----------     --------         -------        ------------
   1995:
     Net sales              $27,258,354      30,264,138      28,936,466      28,263,935
     Gross margin             7,252,538       8,081,293       7,777,331       8,094,996
     Net earnings             1,410,957       1,580,697       1,484,338       1,477,795
     Earnings per share             .23             .27             .26             .26

   1994:
     Net sales              $24,874,501      28,095,309      21,873,159      26,071,599
     Gross margin             5,928,623       6,496,926       6,041,208       6,802,926
     Net earnings             1,054,747       1,170,260       1,225,315       1,359,106
     Earnings per share             .16             .18             .19             .22



[KPMG LOGO]

                                                                     Schedule II


                        BHA GROUP, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts



                                                           Charged to
                                               Beginning    costs and                     Ending
                                                balance     expenses      Deductions      balance
                                                -------      --------      ----------     -------
Allowance for doubtful receivables:
     Year ended September 30, 1995            $ 756,928       451,837       378,269       830,496
                                              =========     =========     =========     =========

     Year ended September 30, 1994            $ 684,497       274,288       201,857       756,928
                                              =========     =========     =========     =========

     Year ended September 30, 1993            $ 654,430       227,382       197,315       684,497
                                              =========     =========     =========     =========

Reserve for warranty and product service:
     Year ended September 30, 1995            $ 795,463     1,168,820     1,115,749       848,534
                                              =========     =========     =========     =========

     Year ended September 30, 1994            $ 350,449     1,149,586       704,572       795,463
                                              =========     =========     =========     =========

     Year ended September 30, 1993            $ 307,226       918,671       875,448       350,449
                                              =========     =========     =========     =========


See accompanying independent auditors' report.

                                           Exhibit Index

    Exhibit No.                             Description                   Page


        3b                               By Laws, As Amended               41-67

       10n                  Employment Agreement Dated January 1, 1995     68-79
                            Between BHA Group, Inc. and James C. Shay

       11                    Computation of Earnings Per Common Share        80

       21                        Subsidiaries of BHA Group, Inc.             81

       23                         Independent Auditors' Consent              82
