Form 10-Q
period 1995-12-31
BHA GROUP INC
filed 1996-02-13
CIK 801128

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
   December 31, 1995                                          0-15045

                                 BHA Group, Inc.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   43-1416730
   ---------------------------------        -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)

  8800 East 63rd Street, Kansas City, Missouri                      64133
 ---------------------------------------------           -----------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (816) 356-8400
                                                    ----------------------------

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

As of January 31, 1995, the number of shares outstanding of the Registrant's Class A Common Stock was 5,464,469.

Part I.  Financial Information

                        BHA Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                       December 31,
                                                                           1995              September 30,
                              Assets                                   (Unaudited)                1995
Current assets:
     Cash and cash equivalents                                          $  1,015,721           $  2,316,677
     Accounts receivable, less allowance for doubtful receivables
         of $902,000 and $830,000, respectively                           19,051,579             19,074,975
     Inventories (note 2)                                                 13,924,535             14,864,490
     Prepaid expenses                                                      1,367,986                856,488
     Deferred income taxes                                                   860,000                860,000
                                                                    -------------------    -------------------
              Total current assets                                        36,219,821             37,972,630
                                                                    -------------------    -------------------
Property, plant and equipment, at cost:
     Land and improvements                                                   955,255                955,255
     Buildings and improvements                                           14,965,490             14,479,697
     Machinery and equipment                                              24,077,618             23,885,716
     Office furniture, fixtures and equipment                              2,609,937              2,569,224
                                                                    -------------------    -------------------
                                                                          42,608,300             41,889,892

     Less accumulated depreciation and amortization                       18,001,168             17,127,848
                                                                    -------------------
                                                                                           -------------------
              Net property, plant and equipment                           24,607,132             24,762,044
                                                                    -------------------
                                                                                           -------------------
Other assets                                                               9,117,604              9,054,166
                                                                    -------------------    -------------------
                                                                        $ 69,944,557           $ 71,788,840
                                                                    ===================    ===================
               Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt (note 3)                    $    567,072           $    756,696
     Accounts payable                                                      3,224,393              6,299,344
     Accrued compensation and employee benefit costs                       2,183,998              4,059,919
     Accrued expenses and other current liabilities                        1,544,059              1,245,657
     Income taxes payable                                                  1,274,230                724,379
                                                                    -------------------    -------------------
         Total current liabilities                                         8,793,752             13,085,995
                                                                    -------------------    -------------------
Long-term deferred income taxes                                            2,390,000              2,364,000
Long-term debt, excluding current installments (note 3)                   10,890,645              9,898,683
Shareholders' equity:
     Class A common stock $0.01 par value.  Authorized
         10,000,000 shares; issued 6,436,069 and 6,426,302,
         respectively (note 4)                                                64,361                 64,263
     Additional paid-in capital (note 4)                                  25,050,830             24,923,428
     Retained earnings                                                    34,535,858             33,194,128
     Foreign currency translation adjustment                                 215,333                280,441
     Unearned compensation (note 4)                                         (392,436)              (418,312)
     Less cost of 971,600 shares of common stock in treasury             (11,603,786)           (11,603,786)
                                                                    -------------------    -------------------
         Total shareholders' equity                                       47,870,160             46,440,162
                                                                    -------------------    -------------------
                                                                        $ 69,944,557           $ 71,888,840
                                                                    ===================    ===================

See accompanying notes to condensed consolidated financial statements.

                        BHA Group, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
              For the Three Months Ended December 31, 1995 and 1994

                                   (Unaudited)


                                                                                 1995                     1994
Net sales                                                                      $27,699,033             $27,258,354
Cost of sales                                                                   19,603,865              20,005,816
                                                                           -----------------        ----------------
         Gross margin                                                            8,095,168               7,252,538
                                                                           -----------------        ----------------

Operating expenses
     Selling and advertising expense                                             2,958,516               2,521,639
     General and administrative expense                                          2,594,043               2,491,392
                                                                           -----------------        ----------------
         Total operating expenses                                                5,552,559               5,013,031
                                                                           -----------------       ----------------
         Operating income                                                        2,542,609               2,239,507

Interest income                                                                     (8,613)                (20,544)
Interest expense                                                                   165,590                   9,094
                                                                           -----------------        ----------------
         Earnings before income taxes                                            2,385,632               2,250,957
                                                                           -----------------        ----------------

     Income taxes                                                                  880,000                 840,000
                                                                           -----------------        ----------------
         Net earnings                                                           $1,505,632              $1,410,957
                                                                           ==================       ================

Weighted average number of common shares
     outstanding                                                                 5,592,875               6,076,548

Earnings per share of common stock                                             $       .27              $      .23





See accompanying notes to condensed consolidated financial statements.

                        BHA Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 1995 and 1994

                                   (Unaudited)

                                                                            1995                      1994
Cash flows from operating activities:
     Net earnings:                                                    $     1,505,632            $    1,410,957
     Adjustment to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                      1,085,758                 1,016,871
         Provision for deferred income taxes                                   26,000                   -
                                                                    ----------------------    ----------------------
                                                                            2,617,390                 2,427,828
     Changes in assets and liabilities, net of amounts in
       business acquired:
         Accounts receivable                                                   23,396                (1,365,994)
         Inventories                                                          939,955                   964,988
         Prepaid expenses                                                    (511,498)                 (153,898)
         Accounts payable                                                  (3,074,951)               (3,889,260)
         Accrued expenses and other liabilities                            (1,450,019)                  244,665
         Income taxes payable                                                 549,851                   496,320
                                                                    ----------------------    ----------------------
              Net cash (used) by operating activities                        (905,876)               (1,275,351)
                                                                    ----------------------    ----------------------

Cash flows from investing activities:
     Additions to property, plant and equipment                              (718,408)               (3,847,879)
     Acquisition of product rights and other intangible
         assets                                                              (250,000)                  -
                                                                    ----------------------    ----------------------
              Net cash (used) by investment transactions                     (968,408)               (3,847,879)
                                                                    ----------------------    ----------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                (163,902)                 (181,620)
     Purchase of treasury stock                                               -                      (3,471,612)
     Proceeds from borrowings under bank term note                            -                       2,500,000
     Proceeds from borrowings on lines of credit, net                         991,962                   850,000
     Repayments of long-term debt and other
         long-term liabilities                                               (189,624)                  (15,308)
                                                                    ----------------------    ----------------------
              Net cash provided (used) by financing
                  activities                                                  638,436                  (318,540)
                                                                    ----------------------    ----------------------

     Effect of exchange rate changes                                          (65,108)                  (25,600)
                                                                    ----------------------    ----------------------

         Net (decrease) in cash and cash equivalents                       (1,300,956)               (5,467,370)
Cash and cash equivalents at beginning of period                            2,316,677                 6,796,976
                                                                    ----------------------    ----------------------
Cash and cash equivalents at end of period                            $     1,015,721            $    1,329,606
                                                                    ======================    ======================

See accompanying notes to condensed consolidated financial statements.

                        BHA Group, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              For the Three Months Ended December 31, 1995 and 1994

                                   (Unaudited)

                                                                            1995                    1994

Class A common stock:
     Balance at beginning period                                      $         64,263         $       63,800
     Issuance of 9,767 and 45,000 shares of common
         stock in 1995 and 1994                                                     98                    450
                                                                     --------------------    --------------------
     Balance at end of period                                                   64,361                 64,250
                                                                     --------------------    --------------------
Additional paid-in capital:
     Balance at beginning of period                                         24,923,428             24,402,261
     Excess of proceeds over par value of common
         stock issued                                                          127,402                517,050
                                                                     --------------------    --------------------
     Balance at end of period                                               25,050,830             24,919,311
                                                                     --------------------    --------------------
Retained earnings:
     Balance at beginning of period                                         33,194,128             27,925,706
     Net earnings for the period                                             1,505,632              1,410,957
     Dividends of $.03 per share paid on common
         stock during 1995 and 1994                                           (163,902)              (181,620)
                                                                     --------------------    --------------------
     Balance at end of period                                               34,535,858             29,155,043
                                                                     --------------------    --------------------
Foreign currency translation adjustment:
     Balance at beginning of period                                            280,441                 37,986
     Equity adjustment from foreign currency
         translation                                                           (65,108)               (25,600)
                                                                     --------------------    --------------------
     Balance at end of period                                                  215,333                 12,386
                                                                     --------------------    --------------------
Unearned compensation:
     Balance at beginning of period                                           (418,312)               -
     Issuance of 45,000 shares of restricted stock
         in 1994                                                              -                      (517,500)
     Compensation expense                                                       25,876                 21,563
                                                                     --------------------    --------------------
     Balance at end of period                                                 (392,436)              (495,937)
                                                                     ====================    ====================

Treasury Stock:
     Balance at beginning of period                                        (11,603,786)            (3,566,462)
         Acquisition of 275,000 shares of common
              stock, at cost, in 1994                                         -                    (3,471,612)
                                                                     --------------------    --------------------
     Balance at end of period                                              (11,603,786)            (7,038,074)
                                                                     --------------------    --------------------

     Total shareholders' equity                                       $     47,870,160         $   46,619,979
                                                                     ====================    ====================


See accompanying notes to condensed consolidated financial statements.

                        BHA Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


(1)    Basis of Presentation
These consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applied on a consistent basis.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2)    Inventory Valuation
BHA Group, Inc. ("BHA" or "the Company") values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 1995 and September 30, 1995 were as follows:

                                            December 31,            September 30,
                                                1995                     1995

Raw materials                             $     9,604,065           $    9,233,825
Work-in-process                                 1,085,729                1,580,177
Finished goods                                  3,234,741                4,060,488
                                         --------------------    ---------------------
Total                                     $    13,924,535           $   14,864,490
                                         ====================    =====================


(3)    Notes Payable to Banks and Long-Term Debt
In fiscal 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. The unsecured term loan has variable interest rates tied to the bank's prime interest rate. Principal payments are due in quarterly installments over a five year period through 2000. The outstanding balance under this term loan was $2,000,000 at December 31, 1995.

BHA has unsecured bank lines of credit amounting to $16,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities include revolving credit agreements of $3,000,000 and $5,000,000 which expire in 1998 and 2000, respectively, in which BHA pays 0.25% as commitment fees on the unused portion. Lines of credit of $3,000,000 and $5,000,000, for which BHA pays no commitment fee, are also available. These lines expire during 1996. At December 31, 1995, $9,550,000 was outstanding under these bank lines of credit at a weighted average interest rate of 7.10%.

BHA's foreign subsidiary located in Germany maintains a line of credit with a foreign bank in the amount of DM 1,800,000 (approximately $1,256,000 U.S.). As of December 31, 1995, there were no amounts outstanding under this line of credit. BHA's foreign subsidiary located in Switzerland also maintains a line of credit with a foreign bank in the amount of SFR 200,000 (approximately $174,000 U.S.). As of December 31, 1995, $117,000 was outstanding under these lines of credit.

The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at December 31, 1995.

                        BHA Group, Inc. and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Net Sales
Net sales for the three months ended December 31, 1995 for BHA increased 2% compared to the same period a year ago. The increase was attributable to higher BHA Group International, Inc. ("BGI") sales offset by lower BHA Company, Inc. ("BHA Company") and PrecipTech, Inc. ("PrecipTech") sales. BGI sales increased 57% over the same period in the prior year due to higher sales to the Near East, Pacific Rim and European markets. Sales to the Near East and Pacific Rim were particularly strong in the first quarter of fiscal 1996 due in large part to the successful selling efforts of our sales and service offices in Taiwan and India. European sales increased by 36% as sales of fabric filters, pleated products and accessories all showed improvement. Sales to Latin America decreased slightly due to the economic slowdown in Mexico. BHA Company sales decreased 2% compared to the same period in the last fiscal year due to lower sales of fabric filters and other replacement parts to customers in the asphalt, steel and other metals industries. PrecipTech sales decreased 25% due to lower sales of engineered rebuilds to electric utilities, which have continued to defer capital and maintenance projects due to competition resulting from deregulation in their industry.

Gross Margin
Gross margin as a percentage of sales was 29.2% for the three months ended December 31, 1995 compared to 26.6% for the same period last year and 27.2% for the year ended September 30, 1995. The improvement in the consolidated gross margin percentage is primarily attributable to the sharp increase in international sales through BGI which carries higher gross margin percentages than the Company's domestic businesses. The Company's domestic operations, BHA Company and PrecipTech, also showed an increase in gross margin percentage over the same period in the prior year. BHA Company's gross margin percentage improved due to a favorable sales mix towards new products which included higher sales of pleated filter elements. PrecipTech gross margins increased over the same period a year ago due to a change in market mix with more sales to the industrial market than in the prior year.

Operating Expenses
Selling and advertising expense as a percentage of sales for the three months ended December 31, 1995 and 1994 was 10.7% and 9.3%, respectively. These expenses increased $437,000 versus the same period a year ago. This increase was attributable to higher selling expenses associated with the increase in international business, startup costs to be associated with new markets and the development of new product lines.

General and administrative expense as a percentage of sales for the three months ended December 31, 1995 and 1994 was 9.4% and 9.1%, respectively. These expenses increased $103,000 versus the same period a year ago. The modest increase was attributable to higher personnel costs.

Net Interest Income/Expense
Interest income for the three months ended December 31, 1995 and 1994 was $9,000 and $21,000, respectively. Interest expense for the three months ended December 31, 1995 was $166,000, compared to $9,000 for the same period a year ago. The increase in the current year was attributable to borrowings during 1995 under the Company's credit facilities for the purchase of the building which serves as the Company's headquarters and the acquisition of the Company's shares as treasury stock. Lower interest expense in the prior period is the result of lower borrowings during the first quarter of fiscal 1995 as the above noted transactions took place during the second through fourth quarters of that year.

Income Taxes
The Company's effective tax rate for the three months ended December 31, 1995 and 1994 was 37%.

Net Earnings
Net earnings for the three month period ended December 31, 1995 increased 6.7% to $1.5 million compared to $1.4 million for the same period last year. This increase was attributable to higher gross margin percentages over the same period a year ago due to improved sales mix both in terms of markets and products.

Liquidity and Capital Resources
Net working capital was $27.4 million at December 31, 1995, compared to $24.9 million at September 30, 1995. Cash decreased from $2.3 million at September 30, 1995 to $1.0 million at December 31, 1995. This decrease in cash of $1.3 million included a $1.0 million decrease in cash from operating activities, $1.0 million decrease in cash from investing activities and $0.6 million provided by financing activities. Investing activities included the capital improvements at the Company's corporate headquarters. The Company's financing activities included net borrowings of $1.0 million under the Company's bank lines of credit, the proceeds of which were used to finance the operating and investing activities.

At December 31, 1995 and September 30, 1995, the Company had unused bank lines of credit of approximately $7.8 million and $9.2 million, respectively. The Company had unused short-term foreign exchange borrowing arrangements of approximately $8.7 million at December 31, 1995 and September 30, 1995. The Company believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs in the foreseeable future.

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

       a)   Exhibit 11:  Computation of earnings per common share.

       b)   Reports on Form 8-K:

           During the quarter ended December 31, 1995, there were no reports on Form 8-K filed by the Company.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BHA Group, Inc.
                                             (Registrant)

                                       By:       /s/ James C. Shay
                                           ------------------------------
                                                   (Signature)
                                           James C. Shay
                                           Treasurer, Principal Financial &
                                           Accounting Officer
      February 13, 1996
------------------------------
           Date
                                      By:         /s/ James E. Lund
                                           ------------------------------------
                                                     (Signature)
                                           James E. Lund
                                           President & Chief Executive Officer