Form 10-Q
period 1996-03-31
BHA GROUP INC
filed 1996-05-15
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        ----------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                          Commission File Number
          March 31, 1996                                     0-15045


                                 BHA Group, Inc.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                43-1416730
- --------------------------------------     -------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification
 Incorporation or Organization)             Number)

     8800 East 63rd Street, Kansas City, Missouri             64133
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code      (816) 356-8400
                                                    ----------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             x                  No
             --------                          --------

As of April 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 5,464,469.

PART I.  FINANCIAL INFORMATION

                        BHA GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,
                                                                             1996              September 30,
                             ASSETS                                       (Unaudited)              1995
                           ----------                                 ------------------    -------------------
Current assets:
     Cash and cash equivalents                                          $   2,257,268        $  2,316,677
     Accounts receivable, less allowance for doubtful receivables
         of $967,000 and $830,000, respectively                            20,645,395          19,074,975
     Inventories (note 2)                                                  15,189,113          14,864,490
     Prepaid expenses                                                       1,327,483             856,488
     Deferred income taxes                                                    860,000             860,000
                                                                       ------------------    -------------------
              Total current assets                                         40,279,259          37,972,630
                                                                       ------------------    -------------------
Property, plant and equipment, at cost:
     Land and improvements                                                    955,255             955,255
     Buildings and improvements                                            15,381,440          14,479,697
     Machinery and equipment                                               24,680,046          23,885,716
     Office furniture, fixtures and equipment                               2,700,745           2,569,224
                                                                       ------------------    -------------------
              Total                                                        43,717,486          41,889,892

     Less accumulated depreciation and amortization                        18,845,221          17,127,848
                                                                       ------------------    -------------------
              Net property, plant and equipment                            24,872,265          24,762,044
                                                                       ------------------    -------------------
Other assets                                                                8,964,687           9,054,166
                                                                       ------------------    -------------------
              Total                                                      $ 74,116,211        $ 71,788,840
                                                                       ==================    ===================
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
     Current installments of long-term debt                            $      565,790        $    756,696
     Accounts payable                                                       4,323,422           6,299,344
     Accrued compensation and employee benefit costs                        3,029,951           4,059,919
     Accrued expenses and other current liabilities                         1,798,730           1,245,657
     Income taxes payable                                                     647,192             724,379
                                                                       ------------------    -------------------
         Total current liabilities                                         10,365,085          13,085,995
                                                                       ------------------    -------------------
Long-term deferred income taxes                                             2,390,000           2,364,000
Long-term debt, excluding current installments                             12,025,323           9,898,683
Shareholders' equity:
     Common stock $0.01 par value.
         Authorized 20,000,000 shares; issued 6,436,069 and
         6,426,302, respectively                                               64,361              64,263
     Additional paid-in capital                                            25,050,830          24,923,428
     Retained earnings                                                     36,112,458          33,194,128
     Foreign currency translation adjustment                                   78,501             280,441
     Unearned compensation                                                   (366,561)           (418,312)
     Less cost of 971,600 shares of common stock
         in treasury                                                      (11,603,786)        (11,603,786)
                                                                       ------------------    -------------------
              Total shareholders' equity                                   49,335,803          46,440,162
                                                                       ------------------    -------------------
                                                                         $ 74,116,211        $ 71,788,840
                                                                       ==================    ===================

See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                         1996                    1995
                                                                         ----                    ----

Net sales                                                            $ 31,202,227            $ 30,264,138
Cost of sales                                                          22,264,298              22,182,845
                                                                  --------------------    --------------------
         Gross margin                                                   8,937,929               8,081,293
                                                                  --------------------    --------------------

Operating expenses
     Selling and advertising expense                                    3,182,263               2,723,306
     General and administrative expense                                 2,826,756               2,687,059
                                                                  --------------------    --------------------
         Total operating expenses                                       6,009,019               5,410,365
                                                                  --------------------    --------------------
         Operating income                                               2,928,910               2,670,928
                                                                  --------------------    --------------------

Interest income                                                            (2,314)                 (8,775)
Interest expense                                                          210,690                 109,006
                                                                  --------------------    --------------------
         Earnings before income taxes                                   2,720,534               2,570,697
                                                                  --------------------    --------------------

     Income taxes                                                         980,000                 990,000
                                                                  --------------------    --------------------
         Net earnings                                                $  1,740,534            $  1,580,697
                                                                  ====================    ====================

Weighted average number of common shares
     outstanding                                                        5,594,904               5,785,393

Earnings per share of common stock                                           $.31                    $.27




See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                         1996                    1995
                                                                         ----                    ----

Net sales                                                             $ 58,901,260           $ 57,522,492
Cost of sales                                                           41,868,163             42,188,661
                                                                  --------------------    --------------------
         Gross margin                                                   17,033,097             15,333,831
                                                                  --------------------    --------------------

Operating expenses
     Selling and advertising expense                                     6,140,779              5,244,945
     General and administrative expense                                  5,420,799              5,178,451
                                                                  --------------------    --------------------
         Total operating expenses                                       11,561,578             10,423,396
                                                                  --------------------    --------------------
         Operating income                                                5,471,519              4,910,435

Interest income                                                            (10,927)               (29,320)
Interest expense                                                           376,280                118,101
                                                                  --------------------    --------------------
         Earnings before income taxes                                    5,106,166           $  4,821,654
                                                                  --------------------    --------------------

     Income taxes                                                        1,860,000              1,830,000
                                                                  --------------------    --------------------
         Net earnings                                                 $  3,246,166           $  2,991,654
                                                                  --------------------    --------------------

Weighted average number of common shares
     outstanding                                                         5,593,777              5,932,614

Earnings per share of common stock                                            $.58                   $.50




See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                              1996                  1995
                                                                              ----                  ----

Cash flows from operating activities:
     Net earnings:                                                      $  3,246,166          $  2,991,654
     Adjustment to reconcile net earnings to net cash provided
         (used) by operating activities:
     Depreciation and amortization                                         2,108,603             2,296,255
     Provision for deferred income taxes                                      26,000                 --


     Changes in assets and liabilities, net of amounts in business acquired:
         Accounts receivable                                              (1,570,420)           (3,403,051)
         Inventories                                                        (324,623)           (2,763,292)
         Prepaid expenses                                                   (470,995)             (105,019)
         Accounts payable                                                 (1,975,922)           (1,113,165)
         Accrued expenses and other liabilities                             (349,395)            1,204,380
         Income taxes payable                                                (77,187)             (149,552)
                                                                        -----------------    ------------------
              Net cash provided (used by) operating activities               612,227            (1,041,790)
                                                                        -----------------    ------------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                         (1,827,594)           (5,985,984)
     Acquisition of product rights and other intangible assets              (250,000)             (200,000)
                                                                        -----------------    ------------------
         Net cash used in investing transactions                          (2,077,594)           (6,185,984)
                                                                        -----------------    ------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                               (327,836)             (351,871)
     Purchase of treasury stock                                                 --              (5,817,446)
     Proceeds from borrowings under bank term note                              --               2,500,000
     Net proceeds from borrowings under revolving bank lines
         of credit                                                         2,126,640             4,725,000
     Repayments of long-term debt and other long-term liabilities           (190,906)             (152,936)
                                                                        -----------------    ------------------
         Net cash provided by financing activities                         1,607,898               902,747
                                                                        -----------------    ------------------

         Effect of exchange rate changes                                    (201,940)              249,248
                                                                        -----------------    ------------------

     Net decrease in cash and cash equivalents                               (59,409)           (6,075,779)
Cash and cash equivalents at beginning of period                           2,316,677             6,796,976
                                                                        -----------------    ------------------
Cash and cash equivalents at end of period                              $  2,257,268          $    721,197
                                                                        =================     =================



See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                                  1996                      1995
                                                                                  ----                      ----

Common stock:
     Balance at beginning period                                            $       64,263            $       63,800
     Issuance of 9,767 and 45,000 shares of common
         stock in 1996 and 1995                                                         98                       450
                                                                          ---------------------     ---------------------
     Balance at end of period                                                       64,361                    64,250
                                                                          ---------------------     ---------------------
Additional paid-in capital:
     Balance at beginning of period                                             24,923,428                24,402,261
     Excess over par value of common stock issued                                  127,402                   517,050
                                                                          ---------------------     ---------------------
     Balance at end of period                                                   25,050,830                24,919,311
                                                                          ---------------------     ---------------------
Retained earnings:
     Balance at beginning of period                                             33,194,128                27,925,706
     Net earnings for the period                                                 3,246,166                 2,991,654
     Dividends of $.06 per share paid on common stock
         during 1996 and 1995                                                     (327,836)                 (351,871)
                                                                          ---------------------     ---------------------
     Balance at end of period                                                   36,112,458                30,565,489
                                                                          ---------------------     ---------------------
Foreign currency translation adjustment:
     Balance at beginning of period                                                280,441                    37,986
     Equity adjustment from foreign currency translation                          (201,940)                  249,248
                                                                          ---------------------     ---------------------
     Balance at end of period                                                       78,501                   287,234
                                                                          ---------------------     ---------------------
Unearned compensation:
     Balance at beginning of period                                               (418,312)                --
     Issuance of 45,000 shares of restricted stock in 1995                          --                      (517,500)
     Compensation expense                                                           51,751                    47,438
                                                                          ---------------------     ---------------------
     Balance at end of period                                                     (366,561)                 (470,062)
                                                                          ---------------------     ---------------------
Treasury Stock:
     Balance at beginning of period                                            (11,603,786)               (3,566,462)
         Acquisition of 457,700 shares of common stock,
              at cost during 1995                                                   --                    (5,817,446)
                                                                          ---------------------     ---------------------
     Balance at end of period                                                  (11,603,786)               (9,383,908)
                                                                          ---------------------     ---------------------

     Total shareholders' equity                                                $49,335,803               $45,982,314
                                                                          =====================     =====================



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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group, Inc.'s Annual Report to Shareholders for the fiscal year ended September 30, 1995, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2)    INVENTORY VALUATION
BHA Group, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 1996 and September 30, 1995 were as follows:

                                  MARCH 31,             SEPTEMBER 30,
                                     1996                   1995

Raw materials                   $ 9,628,299            $ 9,223,825
Work-in-process                     842,753              1,580,177
Finished goods                    4,718,061              4,060,488
                              -------------          -------------
Total                           $15,189,113            $14,864,490
                                ===========            ===========


                        BHA GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES
Net sales for the six months ended March 31, 1996, for BHA Group, Inc. ("BHA" or the "Company") increased 2% compared to the same period a year ago. The increase was attributable to higher BHA Group International, Inc. ("BGI") and BHA Company, Inc. ("BHA Company") sales offset by lower PrecipTech, Inc. ("PrecipTech") sales. BGI sales increased 52% over the same period in the prior year due to higher sales to the Latin American, Near East, Pacific Rim, and European markets. Sales to the Latin American markets were strong, due in part to increased activity in engineered rebuilds within industrial accounts. Sales to the Near East and Pacific Rim continued to be strong in the first half of fiscal 1996 due to BGI's continued focus on developing these areas and the success of sales and service offices in India and Taiwan. European sales increased by 17% as sales of fabric filters, pleated products and accessories all showed improvement. BHA Company sales increased 2% compared to the same period in the last fiscal year due to higher sales of pleated products and other accessory replacement parts. PrecipTech sales decreased 27% due to lower sales of engineered rebuilds to the utility market, which continued to remain sluggish due to deregulation in the industry.

Net sales for the three months ended March 31, 1996 increased 3% compared to the same period one year ago. The results reflect higher BGI and BHA Company sales offset by lower PrecipTech sales.

GROSS MARGIN
Gross margin as a percentage of sales was 28.9% for the six months ended March 31, 1996, compared to 26.7% for the same period last year. This compares favorably with the consolidated gross margin as a percentage of sales for the year ended September 30, 1995 of 27.2%. The improvement in the consolidated gross margin percentage is primarily attributable to the continued increase in international sales through BGI, which has been running higher gross margin percentages than the Company's domestic businesses. The Company's domestic operations, BHA Company and PrecipTech, also showed increases in gross margin percentages over the same period in the prior year. BHA Company's gross margin percentage improved due to a favorable sales mix of replacement parts and services which included higher sales of newer products. PrecipTech gross margins increased over the same period a year ago due to a sales mix which favored replacement parts with higher gross margin percentages than the engineered rebuild orders executed in the prior year.

Gross margin as a percentage of sales was 28.6% for the three months ended March 31, 1996 compared to 26.7% for the same period one year ago. The three month period results reflect an increase in higher margin BGI business and improved gross margin results for BHA and PrecipTech.



OPERATING EXPENSES
Selling and advertising expense as a percentage of sales for the six months ended March 31, 1996 and 1995 was 10.4% and 9.1%, respectively. The corresponding percentages for the 1996 and 1995 three month periods were 10.2% and 9.0%. Selling and advertising expense, expressed in dollars for the six and three month periods, increased $896,000 and $459,000, respectively, over the same period in the prior year. These increases were attributable to higher selling expenses associated with the increase in international business and other costs to develop new markets and products.

General and administrative expense as a percentage of sales for the six months ended March 31, 1996 and 1995 was 9.2% and 9.0%, respectively. The corresponding percentages for the 1996 and 1995 three month periods were 9.1% and 8.9%. General and administrative expense, expressed in dollars for the six and three month periods, increased $242,000 and $140,000, respectively, over the same period in the prior year. The increases were attributable to higher personnel costs.

INTEREST INCOME/EXPENSE
Interest income for the six months ended March 31, 1996 and 1995 was $11,000 and $29,000, respectively. Interest expense for the six months ended March 31, 1996 was $376,000, compared to $118,000 for the same period one year ago. Interest income for the three months ended March 31, 1996 and 1995 was $2,000 and $9,000, respectively. Interest expense for the three months ended March 31, 1996 was $210,000, compared to $109,000 for the same period a year ago. The increases in interest expense for the 1996 periods presented were attributable to higher borrowings under the Company's credit facilities which were used to fund its capital and stock repurchase programs.

INCOME TAXES
The Company's effective tax rate for the six months ended March 31, 1996 was 36.4% compared to 38.0% for the same period last year. The effective tax rates for the 1996 and 1995 three month periods were 36.0% and 38.5%, respectively. The lower tax rates for the 1996 periods presented were attributable to an increase in profits arising out of the Company's international activities which were taxed at lower rates.

NET EARNINGS
Net earnings for the six and three month periods ended March 31, 1996 increased by 8.5% and 10.1%, respectively, compared to the same periods one year ago. These increases are attributable to higher sales volumes and gross margin percentages combined with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $29.9 million at March 31, 1996, compared to $24.9 million at September 30, 1995. Cash was $2.3 million at September 30, 1995 and March 31, 1996. Cash flow activities for the six months ended March 31, 1996 included $0.6 million in cash from operating activities, a $2.0 million decrease in cash from investing activities and $1.6 million provided by financing activities. Investing activities included various fixed asset additions under the Company's capital program and a final payment relating to a product line acquisition which was initiated in the prior year. The Company's financing activities consisted of net borrowings of $2.1 million under the Company's bank lines of credit , the proceeds of which were used to finance operating and investing activities.

At March 31, 1996 and September 30, 1995, the Company had unused bank lines of credit of approximately $7.4 million and $9.2 million, respectively. The Company had unused short-term foreign exchange borrowing arrangements of approximately $8.5 million and $8.7 million, respectively, at March 31, 1996 and September 30, 1995. The Company believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs in the foreseeable future.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On February 20, 1996, at the Annual Meeting of Shareholders of BHA Group, Inc.,

    (a)  The following persons were elected as Directors by the following vote:

                                                                            AUTHORITY
                                                      FOR                    WITHHELD

           Don H. Alexander                        4,330,798                  87,175
           Robert D. Freeland                      4,330,798                  87,175
           Richard C. Green                        4,330,798                  87,175
           James C, King                           4,322,798                  95,175
           James E. Lund                           4,330,491                  87,482
           Thomas A. McDonnell                     4,330,798                  87,175
           Lamson Rheinfrank, Jr.                  4,330,798                  87,175
           James J. Thome                          4,330,380                  87,593
           Michael T. Zak                          4,330,798                  87,175

    (b) Voting for the Amendment to the Company's Certificate of Incorporation to reclassify the Class A Common Stock as "Common Stock," to increase the authorized shares of Common Stock to 20,000,000 and to eliminate Class B Common Stock was as follows:

          FOR                AGAINST             WITHHELD              NON-VOTE
       4,078,131             262,686              26,619                50,537

    (c) Voting for the Amendment to the Company's Certificate of Incorporation to authorize preferred stock was as follows:

          FOR                AGAINST             WITHHELD              NON-VOTE
       1,374,642            2,438,864             37,498               566,969

    (d) Voting for the Amendment to the Company's Certificate of Incorporation to classify the Board of Directors into three classes with staggered three-year terms was as follows:

          FOR                AGAINST             WITHHELD              NON-VOTE
       1,486,365            2,335,057             29,582               566,969

    (e) Voting for the Amendment to the Company's Certificate of Incorporation to prohibit action by written consent of stockholders was as follows:

          FOR                AGAINST             WITHHELD              NON-VOTE
       1,382,971            2,443,551             35,938               555,514

    (f) Voting for the ratification of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending September 30, 1996, was as follows:

          FOR                AGAINST             WITHHELD              NON-VOTE
       4,360,020              3,408               20,908                33,637

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibit 3a:  Certificate of Amendment

    (b)  Exhibit 11:  Computation of earnings per common share

    (c)  Exhibit 27:  Financial Data Schedule

         Reports on Form 8-K:

    (d) During the quarter ended March 31, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BHA GROUP, INC.
                                  (Registrant)

                                  By:     /s/ James C. Shay
                                      ------------------------------------------
                                                  (Signature)
                                              James C. Shay
                                              Treasurer, Principal Financial and
                                              Accounting Officer

             May 14, 1996
- ----------------------------------------
                 Date


                                  By:     /s/ James E. Lund
                                     -------------------------------------------
                                                 (Signature)
                                              James E. Lund
                                              President and
                                              Chief Executive Officer

                                  EXHIBIT INDEX



    EXHIBIT NO.                                  DESCRIPTION

        3a                                 Certificate of Amendment

       11                          Computation of Earnings Per Common Share

       27                                  Financial Data Schedule