Form 10-Q
period 1996-06-30
BHA GROUP INC
filed 1996-08-14
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        ----------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                     Commission File Number
      ------------------------                  -------------------------
           June 30, 1996                                  0-15045

                                 BHA Group, Inc.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          43-1416730
- ----------------------------------              -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)

  8800 East 63rd Street, Kansas City, Missouri                     64133
- -------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code             (816) 356-8400
                                                              ------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    'ch'                    No
                      --------                      --------

As of July 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 6,029,524.

PART I.  FINANCIAL INFORMATION

                        BHA GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,
                                                                             1996              SEPTEMBER 30,
                             ASSETS                                       (UNAUDITED)              1995
                                                                       ------------------    -------------------

Current assets:
     Cash and cash equivalents                                          $   1,299,130          $2,316,677
     Accounts receivable, less allowance for doubtful receivables
         of $990,000 and $830,000, respectively                            20,003,133          19,074,975
     Inventories (note 3)                                                  14,960,491          14,864,490
     Prepaid expenses                                                       1,419,558             856,488
     Deferred income taxes                                                    860,000             860,000
                                                                         ------------        ------------
              Total current assets                                         38,542,312          37,972,630
                                                                         ------------        ------------
Property, plant and equipment, at cost:
     Land and improvements                                                    955,255             955,255
     Buildings and improvements                                            15,581,930          14,479,697
     Machinery and equipment                                               25,529,578          23,885,716
     Office furniture, fixtures and equipment                               2,763,109           2,569,224
                                                                         ------------        ------------
              Total                                                        44,829,872          41,889,892

     Less accumulated depreciation and amortization                        19,705,660          17,127,848
                                                                         ------------        ------------
              Net property, plant and equipment                            25,124,212          24,762,044
                                                                         ------------        ------------
Other assets                                                                8,723,342           9,054,166
                                                                         ------------        ------------
              Total                                                      $ 72,389,866        $ 71,788,840
                                                                         ============        ============
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current installments of long-term debt                              $    564,954          $  756,696
     Accounts payable                                                       3,512,261           6,299,344
     Accrued compensation and employee benefit costs                        3,674,516           4,059,919
     Accrued expenses and other current liabilities                         1,573,722           1,245,657
     Income taxes payable                                                     470,809             724,379
                                                                         ------------        ------------
         Total current liabilities                                          9,796,262          13,085,995
                                                                         ------------        ------------
Long-term deferred income taxes                                             2,390,000           2,364,000
Long-term debt, excluding current installments                              9,330,214           9,898,683
Shareholders' equity:
     Common stock $0.01 par value.
         Authorized 20,000,000 shares; issued 7,081,903 and
         6,426,302, respectively                                               70,819              64,263
     Additional paid-in capital                                            33,506,140          24,923,428
     Retained earnings                                                     30,465,549          33,194,128
     Foreign currency translation adjustment                                  (12,198)            280,441
     Unearned compensation                                                   (340,686)           (418,312)
     Less cost of 1,052,379 and 971,600 shares of common stock
         in treasury                                                      (12,816,234)        (11,603,786)
                                                                         ------------        ------------
              Total shareholders' equity                                   50,873,390          46,440,162
                                                                         ------------        ------------
                                                                         $ 72,389,866        $ 71,788,840
                                                                         ============        ============

See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                         1996                    1995
                                                                         ----                    ----
Net sales                                                             $30,927,990             $28,936,466
Cost of sales                                                          22,307,121              21,159,135
                                                                      -----------             -----------
         Gross margin                                                   8,620,869               7,777,331
                                                                      -----------             -----------

Operating expenses
     Selling and advertising expense                                    3,158,311               2,652,313
     General and administrative expense                                 2,846,821               2,627,127
                                                                      -----------             -----------
         Total operating expenses                                       6,005,132               5,279,440
                                                                      -----------             -----------
         Operating income                                               2,615,737               2,497,891
                                                                      -----------             -----------

Interest income                                                            (4,575)                 (6,677)
Interest expense                                                          210,192                 110,230
                                                                      -----------             -----------
         Earnings before income taxes                                   2,410,120               2,394,338
                                                                      -----------             -----------

     Income taxes                                                         630,000                 910,000
                                                                      -----------             -----------
         Net earnings                                                 $ 1,780,120             $ 1,484,338
                                                                      ===========             ===========

Weighted average number of common shares
     outstanding                                                        6,166,024               6,278,127

Earnings per share of common stock                                    $       .29             $       .24



See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                         1996                    1995
                                                                         ----                    ----
Net sales                                                              $89,829,250            $86,458,957
Cost of sales                                                           64,175,284             63,347,796
                                                                       -----------            -----------
         Gross margin                                                   25,653,966             23,111,161
                                                                       -----------            -----------

Operating expenses

     Selling and advertising expense                                     9,299,090              7,897,259
     General and administrative expense                                  8,267,620              7,805,579
                                                                       -----------            -----------
         Total operating expenses                                       17,566,710             15,702,838
                                                                       -----------            -----------
         Operating income                                                8,087,256              7,408,323

Interest income                                                            (15,502)               (36,045)
Interest expense                                                           586,472                228,379
                                                                       -----------            -----------
         Earnings before income taxes                                    7,516,286              7,215,989
                                                                       -----------            -----------

     Income taxes                                                        2,490,000              2,740,000
                                                                       -----------            -----------
         Net earnings                                                  $ 5,026,286            $ 4,475,989
                                                                       -----------            -----------

Weighted average number of common shares
     outstanding                                                         6,138,730              6,443,300

Earnings per share of common stock                                     $       .82            $       .69



See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                              1996                  1995
                                                                              ----                  ----

Cash flows from operating activities:
     Net earnings:                                                      $  5,026,286          $  4,475,989
     Adjustment to reconcile net earnings to net cash provided
         by operating activities:

     Depreciation and amortization                                         3,236,262             3,304,748
     Provision for deferred income taxes                                      26,000              (303,000)


     Changes in assets and liabilities:

         Accounts receivable                                                (928,158)           (2,256,096)
         Inventories                                                         (96,001)           (1,268,381)
         Prepaid expenses                                                   (563,070)              128,772
         Accounts payable                                                 (2,787,083)           (3,430,056)
         Accrued expenses and other liabilities                               70,162             1,878,592
         Income taxes payable                                                (58,570)               11,656
                                                                        ------------          ------------
              Net cash provided by operating activities                    3,925,828             2,542,224
                                                                        ------------          ------------

Cash flows from investing activities:

     Acquisition of property, plant and equipment                         (2,939,980)           (7,743,258)
     Acquisition of product rights and other intangible assets              (250,000)             (200,000)
                                                                        ------------          ------------
         Net cash used in investing transactions                          (3,189,980)           (7,943,258)
                                                                        ------------          ------------

Cash flows from financing activities:

     Proceeds from issuance of common stock                                    6,298                --
     Payment of cash dividend on common stock                               (491,771)             (520,494)
     Purchase of treasury stock                                             (215,072)           (7,486,948)
     Proceeds from borrowings under bank term note                              --               2,500,000
     Net proceeds from (repayments of) borrowings under

         revolving bank lines of credit                                     (336,000)            6,000,000
     Repayments of long-term debt and other long-term liabilities           (424,211)             (316,796)
                                                                        ------------          ------------
         Net cash provided by (used in) financing activities              (1,460,756)              175,762
                                                                        ------------          ------------

         Effect of exchange rate changes                                    (292,639)              162,263
                                                                        ------------          ------------

     Net decrease in cash and cash equivalents                            (1,017,547)           (5,063,009)
Cash and cash equivalents at beginning of period                           2,316,677             6,796,976
                                                                        ------------          ------------
Cash and cash equivalents at end of period                              $  1,299,130          $  1,733,967
                                                                        ============          ============



See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                                                                1996              1995
                                                                ----              ----
Common stock:
     Balance at beginning period                             $     64,263    $     63,800
     Issuance of 11,792 and 45,000 shares of common
         stock in 1996 and 1995                                       118             450
     Issuance of 643,809 shares in 1996 pursuant to a
         10% stock dividend                                         6,438           --
                                                             ------------    ------------
     Balance at end of period                                      70,819          64,250
                                                             ------------    ------------
Additional paid-in capital:

     Balance at beginning of period                            24,923,428      24,402,261
     Excess over par value of common stock issued               8,582,712         517,050
                                                             ------------    ------------
     Balance at end of period                                  33,506,140      24,919,311
                                                             ------------    ------------
Retained earnings:

     Balance at beginning of period                            33,194,128      27,925,706
     Net earnings for the period                                5,026,286       4,475,989
     Cash dividends of $.09 per share paid on common
         stock during 1996 and 1995                              (491,771)       (520,494)
     Distribution of 10% stock dividend in 1996                (7,263,094)          --
                                                             ------------    ------------
     Balance at end of period                                  30,465,549      31,881,201
                                                             ------------    ------------
Foreign currency translation adjustment:                                            --
     Balance at beginning of period                               280,441          37,986
     Equity adjustment from foreign currency translation         (292,639)        162,263
                                                             ------------    ------------
     Balance at end of period                                     (12,198)        200,249
                                                             ------------    ------------
Unearned compensation:

     Balance at beginning of period                              (418,312)          --
     Issuance of 45,000 shares of restricted stock in 1995           --          (517,500)
     Compensation expense                                          77,626          73,313
                                                             ------------    ------------
     Balance at end of period                                    (340,686)       (444,187)
                                                             ------------    ------------
Treasury stock:

     Balance at beginning of period                           (11,603,786)     (3,566,462)
     Sales of 15,088 treasury shares pursuant to stock
         option exercises, net                                     54,928           --
     Acquisition of 587,300 shares of common stock,
         at cost during 1995                                         --        (7,486,948)
     Issuance of 95,867 treasury shares pursuant to 10%
         stock dividend during 1996                            (1,267,376)          --
                                                             ------------    ------------
     Balance at end of period                                 (12,816,234)    (11,053,410)
                                                             ------------    ------------
     Total shareholders' equity                              $ 50,873,390    $ 45,567,414
                                                             ============    ============

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

(2)    EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding. All per share data in this report has been restated to reflect the 10% stock dividend announced in June of 1996.

(3)    INVENTORY VALUATION

BHA Group, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 1996 and September 30, 1995 were as follows:

                                   JUNE 30,             SEPTEMBER 30,
                                     1996                   1995

Raw materials                   $ 9,835,810            $ 9,223,825
Work-in-process                     726,965              1,580,177
Finished goods                    4,397,716              4,060,488
                                -----------            -----------
Total                           $14,960,491            $14,864,490
                                ===========            ===========

                        BHA GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

Net sales for the nine months ended June 30, 1996, for BHA Group, Inc. ("BHA" or the "Company") increased 4% compared to the same period a year ago. The increase was attributable to higher BHA Group International, Inc. ("BGI") and BHA Company, Inc. ("BHA Company") sales offset by lower PrecipTech, Inc. ("PrecipTech") sales. BGI sales increased 57% over the same period in the prior year due to higher sales to the Latin American, Near East, Pacific Rim, and European markets. Sales to the Latin American markets were strong, due in part to increased activity in engineered rebuilds of electrostatic precipitators within industrial accounts. Sales to the Near East and Pacific Rim have been strong in the first nine months of fiscal 1996 due to BGI's continued focus on developing these areas and the success of its sales and service offices located in India and Taiwan. European sales increased by 17% as sales of fabric filters, pleated products and accessories all showed improvement. BHA Company sales increased 3% compared to the same period in the last fiscal year due to higher sales of pleated products and major projects. PrecipTech sales decreased 29% as the labor portion of project revenues have decreased as customers elected to execute this work using internal resources.

Net sales for the three months ended June 30, 1996 increased 7% compared to the same period one year ago. The results reflect higher BGI and BHA Company sales offset by lower PrecipTech sales.

GROSS MARGIN

Gross margin as a percentage of sales was 28.6% for the nine months ended June 30, 1996, compared to 26.7% for the same period last year. This compares favorably with the consolidated gross margin as a percentage of sales for the year ended September 30, 1995 of 27.2%. The improvement in the consolidated gross margin percentage is primarily attributable to the continued increase in international sales through BGI, which has been running higher gross margin percentages than the Company's domestic businesses. The Company's domestic operations, BHA Company and PrecipTech, also showed increases in gross margin percentages over the same period in the prior year. BHA Company's gross margin percentage improved due to a favorable sales mix of replacement parts and services which included higher sales of newer products. PrecipTech gross margins increased over the same period a year ago due to a sales mix which favored replacement parts with higher gross margin percentages than the engineered rebuild orders executed in the prior year.

Gross margin as a percentage of sales was 27.9% for the three months ended June 30, 1996 compared to 26.9% for the same period one year ago. The three month period results reflect an increase in higher margin BGI business and improved gross margin results for BHA and PrecipTech.

OPERATING EXPENSES

Selling and advertising expense as a percentage of sales for the nine months ended June 30, 1996 and 1995 was 10.4% and 9.1%, respectively. The corresponding percentages for the 1996 and 1995 three month periods were 10.2% and 9.2%. Selling and advertising expense, expressed in dollars for the nine and three month periods, increased $1,402,000 and $506,000, respectively, over the same period in the prior year. These increases were attributable to higher selling expenses associated with the increase in international business and other costs to develop new markets and products.

General and administrative expense as a percentage of sales for the nine months ended June 30, 1996 and 1995 was 9.2% and 9.0%, respectively. The corresponding percentages for the 1996 and 1995 three month periods were 9.2% and 9.1%. General and administrative expense, expressed in dollars for the nine and three month periods, increased $462,000 and $220,000, respectively, over the same period in the prior year. The increases were attributable to higher personnel costs.

INTEREST INCOME/EXPENSE

Interest income for the nine months ended June 30, 1996 and 1995 was $16,000 and $36,000, respectively. Interest expense for the nine months ended June 30, 1996 was $586,000, compared to $228,000 for the same period one year ago. Interest income for the three months ended June 30, 1996 and 1995 was $5,000 and $7,000, respectively. Interest expense for the three months ended June 30, 1996 was $210,000, compared to $110,000 for the same period a year ago. The increases in interest expense for the 1996 periods presented were attributable to higher borrowings under the Company's credit facilities which were used to fund its capital and stock repurchase programs.

INCOME TAXES

The Company's effective tax rate for the nine months ended June 30, 1996 was 33.1% compared to 38.0% for the same period last year. The effective tax rates for the 1996 and 1995 three month periods were 26.1% and 38.0%, respectively. During the third quarter of 1996, the Company's year-to-date effective income tax rate was lowered to reflect research and development tax credits earned, other benefits derived from the sharp increase in the Company's international business and a lower effective state income tax rate.

NET EARNINGS

Net earnings for the nine and three month periods ended June 30, 1996 increased by 12.3% and 19.9%, respectively, compared to the same periods in the prior year. These increases are attributable to higher sales volumes and gross margin percentages combined with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $28.7 million at June 30, 1996, compared to $24.9 million at September 30, 1995. Cash was $1.3 million at June 30, 1996 and $2.3 million at September 30, 1995. Cash flows for the nine months ended June 30, 1996 included $3.9 million in cash provided from operating activities, a $3.2 million decrease in cash from investing activities and $1.5 million used in financing activities. Investing activities included various fixed asset additions under the Company's capital program and a final payment relating to a product line acquisition which was initiated in the prior year. Financing activities consisted primarily of cash dividends paid on common stock and repayments of bank borrowings.

At June 30, 1996 and September 30, 1995, the Company had unused bank lines of credit of approximately $10.1 million and $9.2 million, respectively. The Company had unused short-term foreign exchange borrowing arrangements of approximately $9.0 million and $8.7 million, respectively, at June 30, 1996 and September 30, 1995. The Company believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs in the foreseeable future.

PART II.  OTHER INFORMATION

Item 6 - Exhibits

    (a)  Exhibit 11:  Computation of earnings per common share

    (b)  Exhibit 27:  Financial Data Schedule

         Reports on Form 8-K:

         During the quarter ended June 30, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BHA GROUP, INC.
                                    (Registrant)

                                    Date: August 12, 1996
                                          ------------------------------------



                                    By:   /s/ James C. Shay
                                          ------------------------------------
                                                         (Signature)
                                           James C. Shay
                                           Treasurer, Principal Financial and
                                           Accounting Officer

                                     By:  /s/ James E. Lund
                                          ------------------------------------
                                                          (Signature)
                                           James E. Lund
                                           President and
                                           Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                                  DESCRIPTION

            11                     Computation of Earnings Per Common Share

            27                     Financial Data Schedule




                                    STATEMENT OF DIFFERENCES

The checkmark symbol shall be expressed as 'ch'