Form 10-K405
period 1996-09-30
BHA GROUP INC
filed 1996-12-30
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
     September 30, 1996                                        0-15045

                                 BHA Group, Inc.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       43-1416730
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               8800 East 63rd Street, Kansas City, Missouri           64133
------------------------------------------------------------------ -------------
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:          (816) 356-8400
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
      Title of each class                                 on Which Registered

             None                                              - - - - -

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
              ----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes       X                    No
                          -------                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of December 16, 1996, the number of shares outstanding of the Registrant's Common Stock was 5,988,127 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $85,769,811, computed by reference to the closing price of $17.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on December 16, 1996.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 18, 1997 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

                                     PART I

                                ITEM 1 - BUSINESS

BHA Group, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is an industrial service company that designs, manufactures and sells replacement parts and accessories and provides rehabilitation and conversion services for the types of industrial air pollution control equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators". This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters or filter bags, in the case of baghouses, pleated media filter elements, in the case of cartridge collectors or between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East and the Pacific Rim. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

The Company was organized as an unincorporated division of Standard Havens, Inc. ("Standard Havens") in 1975 and was incorporated in Delaware as a wholly-owned subsidiary of Standard Havens in 1986. The Company became publicly-owned when it completed its initial public offering of common stock in November 1986. The Company's outstanding common stock was reclassified into Class A Common Stock and Class B Common Stock in April 1988, after which all of the Company's Class B Common Stock held by Standard Havens was distributed to the shareholders. In 1988, all Company Class B Common Stock was converted to Class A Common Stock. In 1996, the Class A Common Stock was reclassified as common stock and the Class B Common Stock was eliminated. Additionally, the shareholders approved an increase in common stock authorized from 10 million to 20 million shares. The Company completed its second public offering of common stock in February 1989. Net proceeds from that public offering (approximately $8.3 million) were used for working capital purposes and to finance several acquisitions.

In April 1989, the Company formed PrecipTech, Inc. ("PrecipTech"), a Delaware corporation, as a wholly-owned subsidiary. PrecipTech, which had previously been a division of BHA, was formed for the purpose of conducting and expanding the Company's business as it relates to replacement parts, accessories and services for electrostatic precipitators.

During 1989, BHA and PrecipTech completed several acquisitions in efforts to expand their product line and services. In June 1989, BHA acquired the business of developing and manufacturing acoustic horns for use in both baghouses and electrostatic precipitators of Saracco Acoustic Sciences Corporation. Further, PrecipTech completed three acquisitions of privately held companies or their operating assets. In April 1989, PrecipTech acquired ESP Specialties, Inc., a company that manufactures and sells replacement parts for electrostatic precipitators. In July 1989, PrecipTech acquired Kinetic Controls, Inc., a company specializing in the manufacture and sale of automatic voltage controllers for electrostatic precipitators. And in October 1989, PrecipTech acquired Midwest Power Corporation, a company engaged in the manufacture and sale of replacement parts, accessories and services for electrostatic precipitators.

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

During 1994, the Company established BHA-TEX, Inc., a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing polytetrafluoroethylene ("PTFE") membranes. BHA-TEX, Inc. successfully developed its own expanded PTFE membrane, which it manufactures and markets under the name BHA-TEX'r'. PTFE membranes have application both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, BHA-TEX'r' is laminated to a fabric substrate which is then converted into a replacement filter. The benefits to the customer include improved collection efficiency, increased throughput and lower operating costs. PTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control businesses with expanded PTFE membranes for use on filter elements, BHA-TEX, Inc. will evaluate the market niches and product opportunities available to pursue and develop custom products and services to meet the needs of this new base of customers.

In November 1996, the Board of Directors approved certain changes to the Company's corporate structure. The board has determined that servicing the customers of its corporate business through one company, instead of through various subsidiaries, will yield the greatest sales, marketing and operational efficiencies. In order to achieve this objective, the Board has caused three wholly-owned subsidiaries of the Company that are involved in various air pollution control businesses to be merged into PrecipTech, and has transferred certain assets from the Company to PrecipTech. As part of this process, the Board of Directors proposes to change PrecipTech's name to BHA Group, Inc. and the Company's name to BHA Group Holdings, Inc., and is seeking the approval by the shareholders of an amendment to the Certificate of Incorporation of the Company to effect such name change.

BUSINESS SEGMENT DATA

The Company sells products and services in several geographical areas. Operations of the domestic business segment are based in the U.S. The Company's domestic operations provide products and services to the U.S. markets and exports to Canada, Latin America, the Near East and Pacific Rim. The Company's foreign operations manufacture and sell products in Europe. Set forth below is information from the Consolidated Financial Statements regarding the Company's business segments for each of the years in the three-year period ended September 30, 1996 (in thousands of dollars):

                                                           1994         1995           1996

  Domestic Sales                                         $  91,055      $101,391       $105,962
  Foreign Sales (Europe)                                     9,860        13,332         15,346
                                                        ===========  ============   ============
                                                          $100,915      $114,723       $121,308
                                                        ===========  ============   ============

  Domestic Assets                                        $  55,576     $  64,299      $  68,089
  Foreign Assets (Europe)                                    7,175         7,490          7,946
                                                        ===========  ============   ============
                                                         $  62,751     $  71,789      $  76,035
                                                        ===========  ============   ============

  Domestic Operating Income                              $   6,965    $    9,281     $    9,703
  Foreign Operating Income (Europe)                            562           690          1,066
                                                        ===========  ============   ============
                                                         $   7,527    $    9,971      $  10,769
                                                        ===========  ============   ============


U. S. export sales to Canada, Latin America, the Near East, and Pacific Rim were $10,606,000, $13,653,000 and $22,410,000 for the years ended September 30, 1994,
1995 and 1996, respectively. These revenues are included in "Domestic Sales" in the table above.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telesales system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid and polypropylene fabrics. A market shift towards higher efficiency filtration has led to an increased usage of filters that have PTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA-TEX, Inc., manufactures the expanded PTFE membrane (BHA-TEX'r') used in its filter elements. The Company is one of the few filter bag suppliers that manufactures its own PTFE membrane (see "Business"), which it believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories which enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of a pleated media filter element and evaporative gas cooling product lines. Product profitability varies considerably over different product groups, with standard products typically providing a lower profit margin than replacement parts and accessories.

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

MARKETING

One of the Company's principal competitive advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 120,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 30,000 plant locations. The growth of the database has increased significantly due to the focus on international markets. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); when it was installed; what fabric, size and design filter bags are used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered over the 20 years of the Company's existence, and is continually updated following customer calls, site inspections and maintenance jobs.

The Company keeps information in a central computer database which is accessed on-line by its telesales representatives. The computer tracks customer calls and pending orders, which helps make efficient use of the representative's time. Each day, a list of the most important customer calls is provided to the representative. This list includes contracts and orders in negotiation, as well as reminders for calls to customers which have not been serviced for some time. Once an order is taken, the information is automatically routed to the operations area which uses the computer to generate invoices and contracts. Invoice and technical data about the filter bags, cages, precipitator replacement parts and accessories is sent via computer connection to the Company's manufacturing facilities. There the bags are sewn, the support cages and precipitator replacement parts are manufactured, and the accessories are consolidated for shipment. The order is packaged and sent to the customer according to a priority schedule.

Each telesales representative is furnished with data to evaluate their performance and enable them to focus on high opportunity sales calls. Historical sales data is made available to each telesales representative showing (i) performance by the month and year toward targeted goals (broken down by product category) sales volume and profit margin, (ii) the sales history for each customer, as well as the sales potential for such customer, and (iii) a summary of each contact with each customer and its results, including notes of any useful information for further contacts. The Company believes that the system provides effective feedback to telesales personnel to meet their sales goals.

In addition to its use on a customer-by-customer basis, the Company's telesales system and database is used to develop industry statistics and analyze market trends. Information is also extracted for marketing and advertising campaigns and new product evaluations.

GOVERNMENT REGULATION

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, establishes a national operating permit program. Title V requires appropriate and sufficient record keeping, monitoring and reporting requirements to ensure compliance with the standards established by the permitting authorities. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the Environmental Protection Agency ("EPA") under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the EPA more power to revoke permits and issue fines. As provisions in the Act are implemented, the regulations and enforcement practices will force industry to take a more proactive approach toward the operation and maintenance practices of their facilities which may have a positive impact on the Company.

During Fiscal 1996, the enhanced monitoring provision originally required by Title V was revised by the EPA to a Compliance Assurance Monitoring ("CAM") program. The CAM program focuses responsibility on certain source operators for the monitoring of air pollution control equipment parameters that would indicate compliance with emission requirements. In June 1995, the EPA issued the secondary lead smelter National Emissions Standards for Hazardous Air Pollutants ("NESHAP") to require compliance and installation of a continuous operation bag leak detection system by Fiscal 1997. Final promulgation of additional proposed NESHAP's requiring industry to continuously monitor emission points could have a favorable impact on the Company's particulate monitor product line. The Company is not aware of any likely statutory changes which may have a significant negative impact on its business.

Additionally, the Company manufactures and sells its products in Europe, Latin America, Canada, the Near East and the Pacific Rim. The Company's international customers, as do the domestic customers, operate in compliance with certain standards established and promulgated by the permitting authorities.

BACKLOG

On September 30, 1996, the backlog of orders for replacement parts and industrial services was $40,908,000 compared to $33,310,000 at September 30, 1995 and $33,192,000 at September 30, 1994. The Company believes the majority of the backlog is shippable by September 30, 1997.

FOREIGN OPERATIONS

The Company entered the European market in 1982 when it acquired Filtra GmbH, a German corporation which operates as an air pollution control replacement parts manufacturer and marketer. The name of this wholly-owned subsidiary was changed to BHA International GmbH effective October 1, 1994 for continuity in the Company's marketing approach with other segments of the business. BHA International GmbH manufactures replacement parts in Ahlen, German and sells products throughout Europe.

In August 1994, the Company acquired a Swiss corporation, SF Air Filtration AG, which designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

Set forth below is information regarding European sales and assets employed (in thousands of dollars):

                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                 1994          1995           1996

Sales                           $9,860      $13,332        $15,346

Identifiable Assets              7,175        7,490          7,946

Operating Profit                $  562      $   690       $  1,066

Below is a schedule outlining the contribution of the Company's European Group referred to above as a percentage of the consolidated amounts.

                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                 1994           1995          1996

Sales                           10%            12%            13%

Identifiable Assets             11%            10%            10%

Operating Profit                 7%             7%            10%

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

SF Air Filtration AG, which was acquired in the latter part of 1994, has incorporated the Company's marketing strategy to its product line and achieved positive operating profits as a wholly-owned subsidiary of the Company.

U.S. EXPORT SALES

The Company's domestic operations export products from the U.S. and provide services to customers in Canada, Latin America, the Near East and Pacific Rim. Information regarding the Company's U.S. export sales is included in the Company's "Business Segment Data."

In June 1994, the Company established a liaison office in Bombay, India, with the intention of providing baghouse and electrostatic precipitator replacement parts and services to customers in the Near East. This office has provided regional support for exported product sales from the Company's manufacturing units located in the United States. In July 1995, approval was received from the government of India for the establishment of a 100% owned subsidiary, BHA Group International Pvt. Ltd., to replace the Company's liaison office.

In September 1995, the Company received approval from the government of Taiwan for the establishment of a branch office in Taipei, Taiwan. BHA Group International, Inc., Taiwan Branch provides sales and service assistance to customers in the Pacific Rim including regional telemarketing for exported product sales from the Company's manufacturing units in the United States. In an effort to further expand its presence in this region, the Company has established a sales office in the Philippines. The Company has made application with the Philippine's government for approval to operate as a representative office for which it expects approval in February 1997.

As discussed above, parts and services supplied to the Near East and Pacific Rim markets are primarily U.S. sourced. As such, sales to these regions are included in "U.S. Export Sales" in the "Business Segment Data" section of this report. The foreign assets on September 30, 1996 were not significant and as such, are not included in the "Foreign Assets" section of "Business Segment Data."

COMPETITION

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the air pollution control equipment aftermarket. Sales offices have been established in India and Taiwan, as the Near East and the Pacific Rim markets have been targeted for growth. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small filter bag manufacturers which compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators. The domestic utility markets for precipitators have been competitive, as this industry is restructuring in response to deregulation. Competition has had a negative impact on the profitability of orders executed within this industry group. The overall slowdown in the new equipment market for electrostatic precipitators has increased competition for replacement parts and services. The Company does not see this situation improving significantly during 1997. Outside of the U.S., however, electrostatic precipitators are more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace.

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

EMPLOYEES

As of September 30, 1996, the Company's domestic operations employed 690 persons of whom 80 were engaged in sales and marketing, 75 were engaged in management and administration, and 535 were engaged in production. The Company's foreign operations in Germany and Switzerland employed 80 persons, of whom 24 were engaged in sales and marketing, 14 were engaged in management and administration, and 42 were engaged in production. The Company's foreign sales and service offices in the Near East and Pacific Rim employed 20 persons, 14 of which were engaged in sales and marketing and 6 were engaged in management and administration. The production personnel in Germany were covered by a textile union contract which is negotiable annually. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and, when appropriate, covenants not to compete. The Company believes that its relations with its employees are good.

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

                               ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS, SALES & SERVICE OFFICES

The Company purchased the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet) in 1994. The Company leases office facilities in Bombay, India, Taipei, Taiwan and Manila, Philippines (less than 2,000 square feet per location) for the sales organizations located in these countries.

MANUFACTURING AND SERVICES FACILITIES

The Company owns (i) five plants in Slater and Salisbury, Missouri (in aggregate approximately 293,000 square feet), (ii) a plant in Folkston, Georgia (approximately 105,000 square feet), and (iii) a plant in Ahlen, Germany (approximately 30,000 square feet). The Company leases (i) a facility in Newport News, Virginia (approximately 21,000 square feet), (ii) a facility in Klus/Balsthal, Switzerland (approximately 20,000 square feet), (iii) a facility in Baltimore, Maryland (approximately 3,500 square feet), (iv) a facility in Covington, Kentucky (approximately 5,000 square feet) and (v) a facility in St. Louis, Missouri (approximately 4,300 square feet). Operations performed at Slater and Salisbury, Missouri and Ahlen, Germany include cutting and sewing filtration fabrics, spot welding of metal cages, manufacturing PTFE membranes and warehouse and assembly operations. The operation in Folkston, Georgia engages in the manufacture of parts and accessories for electrostatic precipitators. The operation in Newport News, Virginia is engaged in the manufacture and assembly of computer based voltage control systems for electrostatic precipitators. Operations in Klus/Balsthal, Switzerland and Salisbury, Missouri are engaged in the manufacture of pleated media filter elements for cartridge collectors. The facilities in Baltimore, Covington and St. Louis serve as warehouse and office space for the Company's field service crews.

The Company owns a facility in Slater, Missouri (approximately 54,000 square feet) which is leased to a raw material supplier of the Company.

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

                ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

The Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market.

The following table sets for the range of per share bid prices for the Common Stock on the NASDAQ National Market for the past two fiscal years.

NASDAQ NATIONAL MARKET SYSTEM

                             PER SHARE CLASS A COMMON STOCK
                                        BID PRICE
                                  HIGH             LOW
FISCAL YEAR 1996
    Fourth Quarter                15.25           13.00
    Third Quarter                 16.59           11.59
    Second Quarter                12.96           11.36
    First Quarter                 13.64           11.82

FISCAL YEAR 1995

    Fourth Quarter                13.64           11.36
    Third Quarter                 13.18           10.34
    Second Quarter                12.96           10.46
    First Quarter                 12.27           10.46

These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. All share price information in the above table has been adjusted to give effect to the 1996 stock dividend of 10%.

HOLDERS

As of December 16, 1996, there were 7,108,914 shares issued and 1,120,787 shares in treasury. The Company had 5,988,127 shares outstanding and owned by approximately 922 holders of record as of this date.

DIVIDENDS

During the years ended September 30, 1994, 1995 and 1996, the Company declared and paid quarterly dividends aggregating $.12 per share to shareholders. The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on December 1, 1996, to shareholders of record on November 20, 1996.

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

Additionally, the Company's Board of Directors declared a 10% stock dividend, payable July 10, 1996 to shareholders of record on June 30, 1996. Under the dividend, shareholders were issued .10 share of common stock for each share of common stock held as of the record date.

RECENT SALES OF UNREGISTERED SECURITIES

The company has not sold any equity securities during the report period that were not registered under the Securities Exchange Act of 1933 as amended.

TREASURY STOCK

During the period June 1994 through November 1995, the Company's Board of Directors authorized it to purchase up to an aggregate of 1,500,000 shares of BHA Common Stock. Through September 30, 1996 the Company had repurchased 1,109,665 shares under its authorized stock purchase plan (number of shares has been adjusted for the 1996 stock dividend of 10%).

                        ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Consolidated Financial Statements and notes thereto contained elsewhere in the Annual Report on Form 10-K. The selected consolidated data for each of the periods shown have been derived from such financial statements which have been audited by KPMG Peat Marwick LLP. The consolidated financial statements, as of September 30, 1996 and 1995 and for each of the years in the three-year period ended September 30, 1996, and independent auditors report thereon are included herein.

                                                                   YEARS ENDED SEPTEMBER 30,
                                                          1992      1993      1994      1995      1996
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED INCOME STATEMENT DATA
  Net Sales                                               81,847   88,905   100,915   114,723   121,308
  Gross Margin                                            22,479   22,668    25,270    31,206    34,817
  Operating Expense                                       14,622   15,923    17,743    21,235    24,048
  Interest Expense/(Income)-Net                             (24)        5      (47)       367       732
  Earnings Before Income Taxes                             7,881    6,740     7,574     9,604    10,037
  Net Earnings                                             4,911    4,380     4,809     5,954     6,707
  Net Earnings Per Share                                     .68      .61       .68       .93      1.09
  Weighted Average Shares Outstanding                      7,163    7,181     7,024     6,373     6,137

SELECTED BALANCE SHEET DATA

  Working Capital                                         24,348   25,414    24,721    24,887    28,451
  Total Assets                                            54,363   60,333    62,751    71,789    76,035
  Short-Term Debt Including Current Portion of
  Long-Term Debt                                             490       49        56       757       595
  Long-Term Debt (Less Current Portion)                      963      398       351     9,899     8,244
  Shareholders' Equity                                    44,030   48,036    48,863    46,440    51,696
  Cash Dividends Declared Per Common Share                 -0-        .08       .12       .12       .12


* All periods presented have been adjusted to reflect the 1996 Stock dividend of 10%.

           ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995
NET SALES

Consolidated net sales for BHA Group, Inc. (BHA) were $121.3 million for the year ended September 30, 1996 (fiscal 1996) compared to $114.7 million for the year ended September 30, 1995 (fiscal 1995). The increase was attributable to higher BHA Group International, Inc. (BGI) and BHA Company, Inc. (BHA Company) sales offset by lower PrecipTech, Inc. (PrecipTech) sales. BGI sells fabric filter and electrostatic precipitator replacement parts and services to customers outside of the U.S. in Europe, Latin America, the Near East and Pacific Rim. During fiscal 1996, its sales grew 43% to $34.7 million as sales increased across both its fabric filter and electrostatic precipitator product lines in virtually all of the markets it serves. BHA Company sells fabric filter replacement parts and services to customers in the U.S. and Canada. Its sales during fiscal 1996 increased 5% to $61.1 million due to higher sales of its newer products and major projects. PrecipTech sells replacement parts and services for electrostatic precipitators to customers in the U.S. and Canada. Its sales during fiscal 1996 decreased 21% to 25.5 million as the domestic market for electrostatic precipitator replacement parts and services was extremely competitive. Within PrecipTech's business, the labor portion of project revenues decreased as customers elected to execute this work using internal resources.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 28.7% and 27.2% during fiscal years 1996 and 1995. The improvement in the consolidated gross margin percentage was primarily attributable to the continued increase in international sales through BGI, which has been running at higher gross margin percentages than BHA's domestic businesses. BHA's domestic operations, BHA Company and PrecipTech, also showed increases in gross margin percentages over the same period in the prior year. BHA Company's gross margin percentage improved due to a favorable sales mix of replacement parts and services which included higher sales of newer products. PrecipTech gross margins increased over the same period a year ago due to a sales mix weighted towards replacement parts with higher gross margin percentages than the engineered rebuild orders executed in the prior year.

OPERATING EXPENSE

Selling and advertising expense as a percentage of sales was 10.5% and 9.4% for fiscal years 1996 and 1995. The increase was attributable to higher selling expenses associated with the increase in international business and other costs to develop new markets and products. General and administrative expense as a percentage of sales for 1996 was 9.3% which was consistent with 9.1% for 1995.

NET INTEREST INCOME/EXPENSE

Interest income was $25,000 and $42,000 for fiscal years 1996 and 1995. Interest expense for fiscal years 1996 and 1995 was $757,000 and $409,000. The increase in interest expense during 1996 was attributable to an increase in the average borrowings outstanding under BHA's revolving credit facilities. This was primarily a function of timing as BHA did not draw down significant amounts under its lines of credit in 1995 until after the first quarter of its fiscal year. During 1996, BHA reduced its net borrowings under its lines of credit by $1.3 million.

INCOME TAXES

The effective tax rates were 33.2% and 38.0% in fiscal years 1996 and 1995. The decrease in the effective income tax rate was attributable to research and development tax credits earned, other benefits derived from the increase in BHA's international business and a lower effective state income tax rate.

NET EARNINGS

Net earnings were $6.7 million and $6.0 million for fiscal years 1996 and 1995. The improvement was attributable to higher sales volume and an increase in gross margin percentage combined with a lower effective income tax rate.

FISCAL 1995 COMPARED TO FISCAL 1994
NET SALES

Consolidated net sales during fiscal 1995 were $114.7 million, which represented a 14% increase over the year ended September 30, 1994 (fiscal 1994). BHA Company sales of $58.4 million increased 21% over fiscal 1994 due to higher sales of fabric filters, cages, pleated products and services. BGI sales were $24.2 million, representing a 40% increase over fiscal 1994. The improvement was attributable to an increase in sales of fabric filter and electrostatic precipitator products and services to the European, Latin American, Pacific Rim and Near East markets. BGI sales also increased as a full year of SF Air Filtration AG's results, which was acquired in August of 1994, were included in the fiscal 1995 results. PrecipTech sales decreased by 9% to $32.1 million during fiscal 1995. The decrease was attributable to a general weakness in the utility based market as the number of large rebuild orders executed decreased as compared to the prior year.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 27.2% and 25.0% for fiscal years 1995 and 1994. The improvement in overall gross margin percentage during fiscal 1995 was attributable to a favorable mix of products and markets. BHA Company gross margin percentages increased in fiscal 1995 due to higher sales of accessory product lines and to favorable plant absorption associated with higher sales of manufactured parts. Consolidated gross margin percentage also improved as the growth rate in BGI sales, which carries a higher gross margin percentage than BHA Company and PrecipTech, exceeded the domestic business sales growth rate.

OPERATING EXPENSE

Selling and advertising expense as a percentage of sales was 9.4% and 8.8% for fiscal years 1995 and 1994. The increase in fiscal 1995 was attributable to higher selling expenses associated with the increase in international business which included the establishment and expansion of several international sales and service offices. General and administrative expense as a percentage of sales was 9.1% and 8.7% for fiscal years 1995 and 1994. The increase in fiscal 1995 was due to higher payroll and administrative expenses associated with the increase in international and domestic business.

NET INTEREST INCOME/EXPENSE

Interest income was $42,000 and $79,000 for fiscal years 1995 and 1994. Interest expense for fiscal years 1995 and 1994 was $409,000 and $32,000. The increase in interest expense in fiscal 1995 was attributable to borrowings under BHA's credit facilities for the purchase of the office building, which serves as its headquarters, other additions to property, plant and equipment and the acquisition of shares of BHA Common Stock for treasury.

INCOME TAXES

The effective tax rates were 38.0% and 36.5% in fiscal years 1995 and 1994. The higher tax rate during 1995 was attributable to higher state taxes related to U.S. domestic earnings and the mix between domestic and foreign operations in consolidated earnings.

NET EARNINGS

Net earnings were $6.0 million and $4.8 million for fiscal years 1995 and 1994. The improvement in fiscal 1995 earnings reflects the higher sales volume and gross margin percentages in both the domestic and international markets.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $28.5 million and $24.9 million at September 30, 1996 and 1995, respectively. The current ratios at September 30, 1996 and 1995 were
3.1 to 1 and 2.9 to 1, respectively. Cash was $2.3 million at September 30, 1996 and 1995.

Cash provided by operating activities was $8.4 million, $5.1 million and $13.5 million in fiscal 1996, 1995 and 1994, respectively. The amount of net cash provided by operating activities can fluctuate significantly as a result of changes in accounts receivable and inventory balances.

Investing activities have resulted in a net use of cash during each of the past three fiscal years due to expenditures for property, plant and equipment together with acquisitions. Capital expenditures were $4.2 million, $9.9 million and $3.7 million in fiscal 1996, 1995 and 1994, respectively. Capital expenditures during fiscal 1995 increased in part due to the purchase of the office building which serves as BHA's corporate headquarters.

During fiscal 1996, net cash used in financing activities of $3.5 million included a net reduction of $1.3 million in amounts borrowed under BHA's revolving lines of credit. During fiscal 1995, net cash provided by financing activities of $1.5 million included net borrowings of $8.2 million under revolving lines of credit and $2.5 million which was borrowed under a term loan. The proceeds of these borrowings were used to purchase BHA Common Stock for $8.0 million and finance BHA's investing activities. Net cash used in financing activities during fiscal 1994 was $4.4 million, which included $3.6 million in purchases of shares of BHA Common Stock.

At September 30, 1996, BHA had unused bank lines of credit of $12.4 million and unused short-term foreign exchange borrowing arrangements of $9.7 million. During November 1996, BHA borrowed $5 million under a five year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay down existing variable interest rate bank debt. BHA increased its net borrowing capacity by approximately $3.5 million as a result of this transaction. BHA believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (Statement 121), was issued by the Financial Accounting Standards Boards in March 1995 and is effective for fiscal years beginning after December 15, 1995 (BHA's 1997 fiscal year). Management expects that the adoption of Statement 121 will not have a significant impact on BHA's consolidated financial statements.

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

                                    PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 1996.

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

        (11)  Computation of earnings per common share (9).

        (21)  Subsidiaries of the Registrant (9).

        (23)  Independent Auditors' Consent (9).

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 which is incorporated herein by reference.

(9)     Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BHA GROUP, INC.

Dated:     December 16, 1996             By:   /s/ James E. Lund
           ---------------------               -------------------------------------------------
                                               James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:     December 16, 1996             By:   /s/ James E. Lund
           ---------------------               -------------------------------------------------
                                               James E. Lund, President
                                               Principal Executive Officer and Director

Dated:     December 16, 1996             By:   /s/ Lamson Rheinfrank, Jr.
           ---------------------               -------------------------------------------------
                                               Lamson Rheinfrank, Jr.
                                               Chairman of the Board

Dated:     December 16, 1996             By:   /s/ Michael T. Zak
           ---------------------               -------------------------------------------------
                                               Michael T. Zak
                                               Vice Chairman and Director

Dated:     December 16, 1996             By:   /s/ Don H. Alexander
           ---------------------               -------------------------------------------------
                                               Don H. Alexander
                                               Director

Dated:     December 16, 1996             By:   /s/ Robert Freeland
           ---------------------               -------------------------------------------------
                                               Robert Freeland
                                               Director

Dated:     December 16, 1996             By:   /s/ Thomas A. McDonnell
           ---------------------               -------------------------------------------------
                                               Thomas A. McDonnell
                                               Director

Dated:     December 16, 1996             By:   /s/ James J. Thome
           ---------------------               -------------------------------------------------
                                               James J. Thome
                                               Executive Vice President and Director

Dated:     December 16, 1996             By:   /s/ James C. King
           ---------------------               -------------------------------------------------
                                               James C. King
                                               Senior Vice President, Secretary and Director

Dated:     December 16, 1996             By:   /s/ Richard C. Green, Jr.
           ---------------------               -------------------------------------------------
                                               Richard C. Green, Jr.
                                               Director

Dated:     December 16, 1996             By:   /s/ James C. Shay
           ---------------------               -------------------------------------------------
                                               James C. Shay
                                               Principal Financial & Accounting Officer

                        BHA GROUP, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report

Financial Statements:

    Consolidated Balance Sheets - September 30, 1996 and 1995
    Consolidated Statements of Earnings

       Years ended September 30, 1996, 1995 and 1994
    Consolidated Statements of Shareholders' Equity

       Years ended September 30, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows

       Years ended September 30, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

                                                                       Schedule

Schedule - Years ended September 30, 1996, 1995 and 1994 as required:
    Valuation and Qualifying Accounts                                     II

All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

CONSOLIDATED BALANCE SHEETS

(In thousands)                                           September 30,   1996      1995
----------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                      $ 2,304     2,317
        Accounts receivable, less allowance for doubtful receivables
                of $932 in 1996 and $830 in 1995                        19,364    19,075
        Inventories (note 1)                                            18,358    14,865
        Prepaid expenses                                                 1,105       856
        Deferred income taxes (note 4)                                     975       860
                                                                       -----------------
                        Total current assets                            42,106    37,973
                                                                       -----------------

Property, plant and equipment, at cost:
        Land and improvements                                              955       955
        Buildings and improvements                                      15,896    14,480
        Machinery and equipment                                         26,358    23,886
        Office furniture, fixtures and equipment                         2,877     2,569
                                                                       -----------------
                                                                        46,086    41,890
        Less accumulated depreciation and amortization                  20,662    17,128
                                                                       -----------------
                        Net property, plant and equipment               25,424    24,762
                                                                       -----------------

Intangible and other assets, less accumulated amortization (note 2)      3,422     3,814

Excess of cost over net assets of businesses acquired,
        less accumulated amortization (note 2)                           5,083     5,240
                                                                       -----------------
                                                                       $76,035    71,789
                                                                       =================


                                                BHA Group, Inc. and Subsidiaries


(In thousands, except share data)                         September 30,           1996         1995
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Current liabilities:
        Current installments of long-term debt (note 3)                         $    595         757
        Accounts payable                                                           5,764       6,299
        Accrued compensation and employee benefit costs                            5,347       4,060
        Accrued expenses and other current liabilities                               414         397
        Reserve for warranty and product service                                     970         849
        Income taxes payable                                                         565         724
                                                                                --------------------
                        Total current liabilities                                 13,655      13,086
                                                                                --------------------

Deferred income taxes (note 4)                                                     2,440       2,364

Long-term debt, excluding current installments (note 3)                            8,244       9,899

Shareholders' equity (notes 3 and 5):
        Common Stock $.01 par value
                Authorized 20,000,000 shares; issued
                7,091,211 and 6,426,302 shares, respectively                          71          64
        Additional paid-in capital                                                33,392      24,923
        Retained earnings                                                         31,963      33,194
        Foreign currency translation adjustment                                     (138)        281
        Unearned compensation (note 5)                                              (315)       (418)
        Less cost of 1,077,787 and 971,600 shares of common stock in treasury    (13,277)    (11,604)
                                                                                --------------------
                        Total shareholders' equity                                51,696      46,440
                                                                                --------------------
Commitments and contingent liabilities (note 6)
                                                                                $ 76,035      71,789
                                                                                ====================

See accompanying notes to consolidated financial statements.

                                                BHA Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS


(In thousands, except per share data)         Years ended September 30,               1996        1995         1994
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 121,308      114,723      100,915
Cost of sales                                                                        86,491       83,517       75,645
                                                                                  -----------------------------------
        Gross margin                                                                 34,817       31,206       25,270
                                                                                  -----------------------------------

Operating expenses:
        Selling and advertising expense                                              12,744       10,778        8,928
        General and administrative expense                                           11,304       10,457        8,815
                                                                                  -----------------------------------
                Total operating expenses                                             24,048       21,235       17,743
                                                                                  -----------------------------------

                Operating income                                                     10,769        9,971        7,527
Interest expense                                                                       (757)        (409)         (32)
Interest income                                                                          25           42           79
                                                                                  -----------------------------------

                Earnings before income taxes                                         10,037        9,604        7,574
                                                                                  -----------------------------------

Income taxes (note 4):
        Current                                                                       3,369        3,704        2,531
        Deferred                                                                        (39)         (54)         234
                                                                                  -----------------------------------
                Total income taxes                                                    3,330        3,650        2,765
                                                                                  -----------------------------------

                Net earnings                                                      $   6,707        5,954        4,809
                                                                                  ===================================
Earnings per common share*                                                             1.09          .93          .68
                                                                                  ===================================

*Earnings per share for all periods presented have been adjusted to reflect the 1996 stock dividend of 10%.


See accompanying notes to consolidated financial statements.

                                                BHA Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(In thousands, except share and per share data)        Years ended September 30,     1996        1995      1994
---------------------------------------------------------------------------------------------------------------
Common stock:
        Balance at beginning of year                                               $     64       64        64
        Issuance of 21,100 shares of common stock in 1996,
                46,300 shares in 1995, and 14,000 shares in 1994                         --       --        --
        Issuance of 643,809 shares for 10% stock dividend                                 7       --        --
                                                                                   ----------------------------
        Balance at end of year                                                            71       64        64
                                                                                   ----------------------------
Additional paid-in capital:
        Balance at beginning of year                                                 24,923    24,402    24,220
        Excess over par value of common stock issued                                    160       521       182
        Common stock issued from treasury
           for stock option exercises                                                  (616)     --        --
        Income tax benefit from stock option exercises                                  401      --        --
        Issuance of 10% stock dividend                                                8,524      --        --
                                                                                   ----------------------------
        Balance at end of year                                                       33,392    24,923    24,402
                                                                                   ----------------------------
Retained earnings:
        Balance at beginning of year                                                 33,194    27,926    23,878
        Net earnings                                                                  6,707     5,954     4,809
        Payment of cash dividends on Common stock
           ($.12 per share in 1996, 1995 and 1994)                                     (675)     (686)     (761)
        Issuance of 10% stock dividend                                               (7,263)     --        --
                                                                                   ----------------------------
        Balance at end of year                                                       31,963    33,194    27,926
                                                                                   ----------------------------
Foreign currency translation adjustment:
        Balance at beginning of year                                                    281        38      (125)
        Equity adjustment from foreign currency translation                            (419)      243       163
                                                                                   ----------------------------
        Balance at end of year                                                         (138)      281        38
                                                                                   ----------------------------
Unearned compensation (note 5):
        Balance at beginning of year                                                   (418)     --        --
        Issuance of 45,000 shares of restricted Common stock                           --        (517)     --
        Recognition of compensation expense                                             103        99      --
                                                                                   ----------------------------
        Balance at end of year                                                         (315)     (418)     --
                                                                                   ----------------------------
Treasury stock:
        Balance at beginning of year                                                (11,604)   (3,567)     --
        Acquisition of 42,198, 625,100 and 346,500
           shares of common stock at cost in 1996, 1995
           and 1994, respectively                                                      (601)   (8,037)   (3,567)
        Issuance of 31,878 shares from treasury
           for stock option exercises, net                                              195         --     --
        Issuance of 95,867 new treasury shares
           for 10% stock dividend                                                    (1,267)        --     --
                                                                                   ----------------------------
        Balance at end of year                                                      (13,277)  (11,604)   (3,567)
                                                                                   ----------------------------
                Total shareholders' equity                                         $ 51,696    46,440    48,863
                                                                                   ============================


See accompanying notes to consolidated financial statements.

                                                BHA Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                        Years ended September 30,     1996       1995       1994
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net earnings                                                              $ 6,707      5,954      4,809
        Adjustments to reconcile net earnings to net cash
        provided by operating activities:
                Depreciation and amortization                                       4,461      4,286      3,629
                Provision for deferred income taxes                                   (39)       (54)       234
        Changes in assets and liabilities, net of amounts in business acquired:
                Accounts receivable                                                  (289)    (4,117)     6,561
                Inventories                                                        (3,493)    (2,412)      (840)
                Prepaid expenses                                                     (249)       366         42
                Accounts payable                                                     (535)      (879)    (1,875)
                Accrued expenses and other liabilities                              1,553      1,576        765
                Income taxes payable                                                  240        344        143
                                                                                  -----------------------------
                        Net cash provided by operating activities                   8,356      5,064     13,468
                                                                                  -----------------------------

Cash flows from investing activities:
        Additions to property, plant and equipment                                 (4,195)    (9,857)    (3,696)
        Net assets of business acquired, excluding cash                              --         --       (2,257)
        Acquisition of product rights
           and other intangible assets                                               (274)    (1,460)      (410)
        Proceeds from sale of fixed assets                                           --         --           57
                                                                                  -----------------------------
                        Net cash used in investing transactions                    (4,469)   (11,317)    (6,306)
                                                                                  -----------------------------

Cash flows from financing activities:
        Proceeds from issuance of common stock                                         32          4       --
        Payment of cash dividends on common stock                                    (675)      (686)      (761)
        Purchase of treasury stock                                                   (601)    (8,037)    (3,567)
        Stock option exercises - net payments                                        (421)      --         --
        Proceeds from long-term debt                                                 --        2,500       --
        Repayments of long-term debt                                                 (564)      (457)       (41)
        Borrowings (repayments) on lines of credit, net                            (1,252)     8,206       --
                                                                                  -----------------------------
                        Net cash provided by (used in) financing activities        (3,481)     1,530     (4,369)
                                                                                  -----------------------------
Effect of exchange rate changes                                                      (419)       243        163
                                                                                  -----------------------------
        Net increase (decrease) in cash and cash equivalents                          (13)    (4,480)     2,956
Cash and cash equivalents at beginning of year                                      2,317      6,797      3,841
                                                                                  -----------------------------
Cash and cash equivalents at end of year                                          $ 2,304      2,317      6,797
                                                                                  =============================
Supplemental disclosures of cash flow information:
        Cash paid during the year for:
                Interest                                                          $   708        402         32
                                                                                  =============================
                Income taxes                                                      $ 3,127      3,306      2,420
                                                                                  =============================
Supplemental disclosure of noncash investing and financing activities:
        Issuance of common stock to directors, officers and employees             $   128        517        140
                                                                                  =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
Presentation
The consolidated financial statements include the accounts of BHA Group, Inc.
(BHA) and its wholly-owned foreign and domestic subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

BHA recognizes revenues at the time products are shipped or services are performed.

Uses of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 1996 and 1995 were as follows:

$ in thousands                                          1996                1995
--------------------------------------------------------------------------------
Raw materials                                        $13,448               9,225
Work-in-process                                          373               1,580
Finished goods                                         4,537               4,060
                                                     ---------------------------
Total                                                $18,358              14,865
                                                     ===========================

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

Depreciation and Amortization
Depreciation and amortization of property, plant and equipment are computed on the straight-line method using estimated useful lives by major asset class as follows:

        Buildings and improvements                        30 years
        Machinery and equipment                          4-8 years
        Office furniture, fixtures and equipment        3-10 years

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

Foreign Currency Translation
Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in shareholders' equity. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains included in the consolidated statements of earnings for 1996, 1995 and 1994 amounted to $24,304, $14,700 and $14,617, respectively.

Forward Exchange Contracts
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1995, the aggregate amount of such forward exchange contracts was approximately $1,450,000. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1995. There were no forward exchange contracts outstanding at September 30, 1996.

Treasury Stock
Since June 1994, the Board of Directors of BHA have periodically approved the purchase of up to 1,500,000 shares of the Company's common stock. The purchases of common stock are recorded at cost on the date of purchase. Issuances of common stock from the treasury are recorded at the average cost of common stock held in the treasury.

Earnings Per Common Share
Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding (6,137,497, 6,373,322 and 7,024,492 for 1996, 1995 and 1994, respectively). The common share equivalents which had a dilutive effect on earnings per share and were included in the computation of earnings per share amounted to 123,859, 136,327 and 78,260 for 1996, 1995 and 1994, respectively. The stock options which result in common share equivalents are described in note 5.

A 10% stock dividend was announced in June 1996. The stock dividend was paid in July 1996 and all per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock dividend for all periods presented.

Cost in Excess of Net Assets Acquired and Intangible Asset
Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $832,000 and $675,000 at September 30, 1996 and 1995, respectively.

Intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of and $4,441,000 and $3,973,000 at September 30, 1996 and 1995, respectively.

BHA assesses the recoverability and measures any impairment of cost in excess of net assets acquired and intangible assets by determining whether the amortization of such balances over the remaining life can be recovered through undiscounted future operating cash flows.

Business Risk
BHA has no significant or unusual geographical or industry concentrations of business or credit risk.

Statements of Cash Flows
For purposes of the consolidated statements of cash flows, BHA considers overnight invested cash and investments in marketable securities, with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of long-term debt approximates fair value at September 30, 1996, as substantially all such debt accrues interest at variable rates.

2.  Acquisition of Business and Product Rights

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

3.  Notes Payable to Banks and Long-term Debt

In 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. The unsecured term loan has variable interest rates tied to the bank's prime interest rate. Principal payments are due in quarterly installments through 2000. The outstanding balance under this term loan was $1,625,000 at September 30, 1996.

BHA has domestic unsecured bank lines of credit amounting to $18,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities include revolving credit agreements of $3,000,000 and $5,000,000 which expire in 1998 and $5,000,000 which expires in 2000, in which BHA pays 0.25% as commitment fees on the unused portion. A line of credit of $5,000,000, for which BHA pays no commitment fee, is also available. This line expires during 1997. At September 30, 1996, $6,925,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.52%.

BHA's foreign subsidiary located in Germany maintains a line of credit with a foreign bank in the amount of DM1,800,000 (approximately $1,180,000 (U.S.)). BHA's foreign subsidiary located in Switzerland also maintains a line of credit with a foreign bank in the amount of SFR200,000 (approximately $160,000 (U.S.)). As of September 30, 1996, $29,000 was outstanding under these lines of credit.

The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at September 30, 1996. At September 30, 1996, $11,696,000 of retained earnings were available for dividends.

A summary of long-term debt at September 30, 1996 and 1995 follows:

$ in thousands                                                 1996         1995
--------------------------------------------------------------------------------
Unsecured lines of credit with
        variable interest rates                              $6,954        8,206
Notes payable to banks, bearing interest
        at 6.5% to 7.0%, with annual
        principal payments of $25,000
        to $500,000 from 1997 to 2001                         1,885        2,449
Less current installments                                       595          757
                                                             -------------------
Long-term debt, excluding
        current installments                                 $8,244        9,899
                                                             ===================

Annual payments on long-term debt for the next five fiscal years are as follows:

$ in thousands
--------------------------------------------------------------------------------
        1997                                                               $ 595
        1998                                                               2,492
        1999                                                                 572
        2000                                                               5,150
        2001                                                                  30
                                                                          ------
                                                                          $8,839
                                                                          ======

4.  Income Taxes

The components of total income tax expense for the years ended September 30, 1996, 1995 and 1994 are as follows:

$ in thousands                                      1996        1995        1994
--------------------------------------------------------------------------------
Current income tax expense:
        Federal                                  $ 3,039       3,271       2,235
        State and local                              330         433         296
Deferred income tax expense (benefit):
        Federal                                      (19)        (48)        205
        State                                        (20)         (6)         29
                                                 -------------------------------
                                                 $ 3,330       3,650       2,765
                                                 ===============================

The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                  1996         1995         1994
--------------------------------------------------------------------------------
Expected income tax expense                       34.0%        34.0%       34.0%
State income taxes, net                            2.2          2.9         2.8
Difference in tax rates of
        foreign subsidiaries                      (2.9)         (.7)       (2.7)
Research and experimentation
        credits                                   (2.0)          --           --
Other, net                                         1.9          1.8          2.4
                                                  ------------------------------
        Effective income tax rate                 33.2%        38.0%       36.5%
                                                  ==============================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented below:

$ in thousands                                                    1996     1995
--------------------------------------------------------------------------------
Deferred tax assets:
        Reserves not currently deductible                       $  912      795
        Inventories                                                314      319
        Other, net                                                 267      217
                                                                ---------------
        Total gross deferred tax assets                          1,493    1,331
                                                                ---------------

Deferred tax liabilities:
        Intangible and other assets                                725      778
        Property, plant and equipment                              814    1,172
        Prepaid expenses                                           197      161
        Deferred compensation                                      163      235
        Other, net                                               1,059      489
                                                                ---------------
        Total gross deferred tax liabilities                     2,958    2,835
                                                                ---------------
        Net deferred tax liability                              $1,465    1,504
                                                                ===============

At September 30, 1996 and 1995, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

$ in thousands                                                    1996    1995
-------------------------------------------------------------------------------
Current deferred income tax asset                               $   975     860
Noncurrent deferred income tax liability                         (2,440) (2,364)
                                                                ---------------
Net deferred income tax liability                               $(1,465) (1,504)
                                                                ===============

BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences.

BHA has not provided deferred taxes on the cumulative undistributed earnings/(losses) of its foreign subsidiaries, which approximate $955,000, $285,000 and $(183,000) at September 30, 1996, 1995 and 1994, respectively, as management considers these earnings to be permanently invested. Net earnings of the foreign subsidiaries were approximately $670,000, $468,000, and $529,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

5.  Incentive Stock Plan

BHA has an incentive stock plan for key employees, officers and directors. On February 21, 1995, the shareholders approved an amendment to the plan. The amendment increased the total number of shares of Common Stock available for issuance from 970,000 to 1,280,000 including allocation of an additional 200,000 shares for issuance as stock options, 90,000 shares for issuance as restricted stock and 20,000 shares for issuance to outside directors in lieu of cash payment of director fees. The expiration date of the Plan was extended to August 9, 2004. The plan provides that the options must be exercised within ten years from the date of grant and the option price may not be less than 100% of the fair market value of the shares on the date of grant. In addition, certain options provide that they are not exercisable unless the market value of the shares is at least $20 per share. During fiscal 1995, the Company awarded 45,000 shares of restricted stock, under the incentive stock plan, to certain employees. The market value of the awards at the date of issuance is being recognized as compensation expense ratably over the five-year vesting period.

In accordance with the terms of the incentive stock plan, the Compensation Committee of the Board of Directors, which administers the plan, made the following adjustments to the plan and outstanding options to take into account the dilutive effect of BHA's 10% stock dividend: increased the number of shares available for issuance under the plan from 1,280,000 to 1,379,636, adjusted the number of shares and the exercise price of options outstanding at the time of the stock dividend, and lowered the minimum market value of $20 per share required for certain options to become exercisable to $18.18.

A summary of transactions in the stock option plan is as follows:

                                                 Number of         Exercise
1996                                              Shares*           Prices*
--------------------------------------------------------------------------------
Outstanding at beginning of year                 1,061,890       $ 2.83/15.45

Granted                                              5,500              11.59
Canceled                                           (24,200)       10.91/15.45
Exercised                                          (86,004)              2.83
                                                 ---------
Outstanding at end of year                         957,186         3.03/15.45
                                                 =========
Exercisable at end of year                         486,046         3.03/15.45
                                                 =========

                                                 Number of         Exercise
1995                                              Shares            Prices
--------------------------------------------------------------------------------
Outstanding at beginning of year                   835,620       $ 2.83/15.45

Granted                                            231,000              11.59
Canceled                                            (3,300)             10.91
Exercised                                           (1,430)              2.83
                                                 ---------
Outstanding at end of year                       1,061,890         2.83/15.45
                                                 =========
Exercisable at end of year                         531,930         2.83/15.45
                                                 =========

                                                 Number of         Exercise
1994                                              Shares            Prices
--------------------------------------------------------------------------------
Outstanding at beginning of year                   578,426       $ 2.83/15.45

Granted                                            271,287          7.50/8.64
Canceled                                           (14,093)       10.45/15.45
                                                 ---------
Outstanding at end of year                         835,620         2.83/15.45
                                                 =========
Exercisable at end of year                         483,070         2.83/15.45
                                                 =========

*All share and exercise price information has been adjusted to reflect the 1996 stock dividend of 10%

6.  Commitments and Contingent Liabilities

Employee Benefit Plans
BHA has a noncontributory Employee Stock Ownership Plan (ESOP) which includes substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP. Benefits become vested according to years of service. Contributions charged to operating expenses were $983,000, $865,000 and $537,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. The 401(k) Plan provides that 100% of a participant's contribution will be matched by BHA subject to a maximum contribution which is determined annually at the discretion of the Board of Directors. BHA matching contributions become vested based on years of service. BHA made matching contributions of $232,000, $110,000 and $103,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Leases
A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows years ending September 30:

$ in thousands
--------------------------------------------------------------------------------
        1997                                               $ 614
        1998                                                 506
        1999                                                 195
        2000                                                  67
        2001                                                  32

It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Total rental expense on noncancelable, long-term operating leases amounted to approximately $652,000, $640,000 and $683,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

Letters of Credit
Under the bank lines of credit described in note 4, standby letters of credit are issued to assure BHA's performance under certain contracts. In addition to those bank lines of credit, BHA has another line of credit agreement totaling $2,000,000 for the issuance of letters of credit. Open standby letters of credit amounted to $248,000 and $29,000 at September 30, 1996 and 1995, respectively.

7.  Supplemental Financial Information
The Company sells products and services in several geographic areas. Operations of the domestic business segment are based in the United States (U.S.). The domestic business segment provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East and Pacific Rim. The foreign business segment manufactures and sells in Europe. Set forth below is information regarding the Company's business segments for each of the years in the three-year period ended September 30, 1996:

($ in thousands)                               1996          1995          1994
--------------------------------------------------------------------------------
Domestic assets                             $ 68,089        64,299        55,576
Foreign assets - Europe                        7,946         7,490         7,175
                                            ------------------------------------
Total                                       $ 76,035        71,789        62,751
                                            ====================================

Domestic sales                              $105,962       101,391        91,055
Foreign sales - Europe                        15,346        13,332         9,860
                                            ------------------------------------
Total                                       $121,308       114,723       100,915
                                            ====================================

Domestic operating income                   $  9,703         9,281         6,965
Foreign operating
        income - Europe                        1,066           690           562
                                            ------------------------------------
Total                                       $ 10,769         9,971         7,527
                                            ====================================

U.S. export sales to unaffiliated customers in Canada, Latin America, the Near East and Pacific Rim were $22,410,000, $13,653,000 and $10,606,000 for the years ended September 30, 1996, 1995 and 1994, respectively. These revenues are included in "Domestic Sales" in the table above.

8.  Quarterly Financial Data (Unaudited)
Summarized quarterly financial data are as follows:

                                               Three months ended

($ in thousands)                  Dec. 31     March 31      June 30     Sept. 30
--------------------------------------------------------------------------------
1996
Net sales                         $27,699       31,202       30,928       31,479
Gross margin                        8,095        8,938        8,621        9,163
Net earnings                        1,506        1,740        1,780        1,681
Earnings per share*                   .25          .28          .29          .27

1995
Net sales                         $27,258       30,264       28,937       28,264
Gross margin                        7,253        8,081        7,777        8,095
Net earnings                        1,411        1,581        1,484        1,478
Earnings per share*                   .21          .25          .24          .24

*Earnings per share for all periods presented have been adjusted to reflect the 1996 stock dividend of 10%.

INDEPENDENT AUDITORS' REPORT

The Board of Directors BHA Group, Inc.:
We have audited the accompanying consolidated balance sheets of BHA Group, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group, Inc. and subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP

November 12, 1996
Kansas City, Missouri

                                                                     Schedule II

                        BHA GROUP, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                                               Charged to
                                                 Beginning      Costs and     Deductions        Ending
                                                  Balance       Expenses                       Balance

Allowance for doubtful receivables:

Year ended September 30, 1996                $         830            382            280            932
                                                ============   ============   ============    ===========

Year ended September 30, 1995                $         757            451            378            830
                                                ============   ============   ============    ===========

Year ended September 30, 1994                $         685            274            202            757
                                                ============   ============   ============    ===========

Reserve for Warranty and Product Service

Year ended September 30, 1996                $         848          1,482          1,360            970
                                                ============   ============   ============    ===========

Year ended September 30, 1995                $         796          1,169          1,116            849
                                                ============   ============   ============    ===========

Year ended September 30, 1994                $         351          1,150            705            796
                                                ============   ============   ============    ===========

                                                                     Schedule II

                                  EXHIBIT INDEX

   EXHIBIT NO.                            DESCRIPTION                                PAGE
       11                      Computation of Per Share Earnings                      37

       21                       Subsidiaries of BHA Group, Inc.                       38

       23                        Independent Auditors' Consent                        39

       27                        Financial Data Schedule                              40




                                      -36-


                             STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as ............ 'r'