Form 10-Q
period 1996-12-31
BHA GROUP INC
filed 1997-02-14
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
   December 31, 1996                                             0-15045


                                 BHA Group, Inc.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                   43-1416730
--------------------------------         ---------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


8800 East 63rd Street, Kansas City, Missouri                      64133
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (816) 356-8400
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

As of December 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 5,988,327.

PART I.  FINANCIAL INFORMATION

                        BHA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)
                                                          DECEMBER 31,
                                                             1996             SEPTEMBER 30,
                        ASSETS                            (UNAUDITED)             1996

Current assets:
    Cash and cash equivalents                              $    1,474         $    2,304
    Accounts receivable, less allowance for doubtful
       receivables of $972, and $932, respectively             20,256             19,364
    Inventories (note 3)                                       19,521             18,358
    Prepaid expenses                                            1,638              1,105
    Deferred income taxes                                         975                975
                                                        ----------------   ----------------
           Total current assets                                43,864             42,106
                                                        ----------------   ----------------
Property, plant and equipment, at cost:

    Land and improvements                                         955                955
    Buildings and improvements                                 16,418             15,896
    Machinery and equipment                                    27,652             26,358
    Office furniture, fixtures and equipment                    2,912              2,877
                                                        ----------------   ----------------
                                                               47,937             46,086

    Less accumulated depreciation and amortization             21,625             20,662
                                                        ----------------   ----------------

           Net property, plant and equipment                   26,312             25,424
                                                        ----------------   ----------------

Other assets                                                    8,400              8,505
                                                        ----------------   ----------------
                                                           $   78,576         $   76,035
                                                        ================   ================

         LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current installments of long-term debt (note 4)        $       67         $      595
    Accounts payable                                            4,936              5,764
    Accrued compensation and employee benefit costs             2,410              5,347
    Accrued expenses and other current liabilities              1,734              1,384
    Income taxes payable                                          756                565
                                                        ----------------   ----------------
        Total current liabilities                               9,903             13,655
                                                        ----------------   ----------------
Long-term deferred income taxes                                 2,440              2,440
Long-term debt, excluding current installments (note           13,341              8,244
4)
Shareholders' equity:

    Common Stock $0.01 par value.  Authorized
        20,000,000 shares; issued 7,109,114 and
        7,091,211, respectively                                    71                 71

    Additional paid-in capital                                 33,643             33,392
    Retained earnings                                          33,578             31,963
    Foreign currency translation adjustment                       (94)              (138)
    Unearned compensation                                        (289)              (315)
    Less cost of 1,120,787 and 1,077,787 shares of
        common stock in treasury                              (14,017)           (13,277)
                                                        ----------------   ----------------
        Total shareholders' equity                             52,892             51,696
                                                        ----------------   ----------------
                                                           $   78,576         $   76,035
                                                        ================   ================



See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (UNAUDITED)

(In thousands, except per share data)                             1996                 1995

Net sales                                                     $     31,116         $    27,699
Cost of sales                                                       21,769              19,604
                                                            ------------------   ------------------
        Gross margin                                                 9,347               8,095
                                                            ------------------   ------------------

Operating expenses

    Selling and advertising expense                                  3,435               2,958
    General and administrative expense                               3,038               2,594
                                                            ------------------   ------------------
        Total operating expenses                                     6,473               5,552
                                                            ------------------   ------------------
        Operating income                                             2,874               2,543

Interest income                                                         (5)                 (9)
Interest expense                                                       184                 166
                                                            ------------------   ------------------
        Earnings before income taxes                                 2,695               2,386
                                                            ------------------   ------------------

    Income taxes                                                       900                 880
                                                            ------------------   ------------------
       Net earnings                                           $      1,795         $     1,506
                                                            ==================   ==================

Weighted average number of common shares
    outstanding                                                      6,166                6,152

Earnings per share of common stock*                           $        .29         $       .25



*Earnings per share for all periods presented have been adjusted to reflect the 1996 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (UNAUDITED)

(In thousands)                                                1996                  1995


Cash flows from operating activities:
    Net earnings:                                         $      1,795          $      1,506
    Adjustment to reconcile net earnings to net cash
      provided by operating activities:

        Depreciation and amortization                            1,094                 1,085
        Provision for deferred income taxes                     -                         26
                                                        ------------------    -----------------
                                                                 2,889                 2,617
    Changes in assets and liabilities, net of amounts
      in business acquired:

        Accounts receivable                                       (892)                   24
        Inventories                                             (1,163)                  940
        Prepaid expenses                                          (533)                 (511)
        Accounts payable                                          (828)               (3,075)
        Accrued expenses and other liabilities                  (2,373)               (1,450)
        Income taxes payable                                       191                   549
                                                        ------------------    -----------------
           Net cash used in operating activities                (2,709)                 (906)
                                                        ------------------    -----------------

Cash flows from investing activities:

    Additions to property, plant and equipment                  (1,851)                 (718)
    Acquisition of product rights and other intangible
        assets                                                  -                       (250)
                                                        ------------------    -----------------
           Net cash used in investing activities                (1,851)                 (968)
                                                        ------------------    -----------------

Cash flows from financing activities:

    Proceeds from issuance of common stock                          37                    --
    Payment of cash dividend on common stock                      (180)                 (164)
    Purchase of treasury stock                                    (740)              -
    Proceeds from borrowings under bank term note                5,000               -
    Proceeds from borrowings on lines of credit, net             1,211                   992
    Repayments of long-term debt and other
        long-term liabilities                                   (1,642)                 (190)
                                                        ------------------    -----------------
           Net cash provided by financing activities             3,686                   638
                                                        ------------------    -----------------

    Effect of exchange rate changes                                 44                   (65)
                                                        ------------------    -----------------

        Net decrease in cash and cash equivalents                 (830)               (1,301)
Cash and cash equivalents at beginning of period                 2,304                 2,317
                                                        ------------------    -----------------
Cash and cash equivalents at end of period                $      1,474          $      1,016
                                                        ==================    =================

See accompanying notes to condensed consolidated financial statements.

                        BHA GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (UNAUDITED)

(In thousands, except share and per share data)                1996               1995

Common stock:

    Balance at beginning period                           $          71        $        64
    Issuance of 17,903 and 9,767 shares of common
        stock in 1996 and 1995                                       --                 --
                                                         -----------------   ----------------
    Balance at end of period                                         71                 64
                                                         -----------------   ----------------
Additional paid-in capital:

    Balance at beginning of period                               33,392             24,923
    Excess over par value of common
        stock issued                                                251                128
                                                         -----------------   ----------------
    Balance at end of period                                     33,643             25,051
                                                         -----------------   ----------------
Retained earnings:

    Balance at beginning of period                               31,963             33,194
    Net earnings for the period                                   1,795              1,506
    Dividends of $.03 per share paid on common
        stock during 1996 and 1995                                 (180)              (164)
                                                         -----------------   ----------------
    Balance at end of period                                     33,578             34,536
                                                         -----------------   ----------------
Foreign currency translation adjustment:

    Balance at beginning of period                                 (138)               280
    Equity adjustment from foreign currency
        translation                                                  44                (65)
                                                         -----------------   ----------------
    Balance at end of period                                        (94)               215
                                                         -----------------   ----------------
Unearned compensation:

    Balance at beginning of period                                 (315)              (418)
    Compensation expense                                             26                 26
                                                         -----------------   ----------------
    Balance at end of period                                       (289)              (392)
                                                         -----------------   ----------------
Treasury Stock:

    Balance at beginning of period                              (13,277)           (11,604)
        Acquisition of 43,000 shares of common
           stock, at cost, in 1996                                 (740)            -
                                                         -----------------   ----------------
    Balance at end of period                                    (14,017)           (11,604)
                                                         -----------------   ----------------

    Total shareholders' equity                            $      52,892        $    47,870
                                                         =================   ================


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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

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

(3)   INVENTORY VALUATION
BHA Group, Inc. ("BHA" or "the Company") values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 1996 and September 30, 1996 were as follows:


                                    DECEMBER 31,        SEPTEMBER 30,
                                       1996                1996
Raw materials                      $     15,127        $     13,448
Work-in-process                             540                 373
Finished goods                            3,854               4,537
                                  ----------------   ------------------
Total                              $     19,521        $     18,358
                                  ================   ==================


(4)   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
In fiscal 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. Principal payments on this term loan were due in quarterly installments through 2000. At September 30, 1996 the outstanding balance under the loan was $1,625,000. During the three months ended December 31, 1996, BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay the $1,625,000 outstanding under the $2.5 million unsecured term loan and pay down a portion of BHA's domestic unsecured bank lines of credit discussed below.

BHA has domestic unsecured bank lines of credit amounting to $18,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities include revolving credit agreements of $5,000,000 and $3,000,000 which expire in 1998 and $5,000,000 which expires in 2000. BHA pays 0.25% as commitment fees on the unused portion of these revolving lines of credit. A line of credit of $5,000,000, for which BHA pays no commitment fee, is also available. This credit line expires during fiscal 1998. At December 31, 1996, $8,150,000 were outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.5%.

BHA's foreign subsidiaries in Europe maintain lines of credit with foreign banks which aggregate approximately $1,300,000. As of December 31, 1996, there were no outstanding balances under these lines of credit.

The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at December 31, 1996.

                        BHA GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES
BHA Group, Inc. ("BHA") sells fabric filter and electrostatic precipitator ("ESP") replacement parts and services to domestic customers in the U.S. and Canada and other international customers around the world. BHA's international focus is primarily in Europe, the Near East, Pacific Rim and Latin America. Consolidated net sales increased 12.3% to $31.1 million for the three months ended December 31, 1996 compared to $27.7 million for the three months ended December 31, 1995. The sales improvement was primarily attributable to higher domestic sales of fabric filter replacement parts and services and an increase in international ESP replacement parts sales. BHA's domestic fabric filter business grew 17% benefiting from continued favorable market acceptance of its newer filtration products and by steady sales growth in its traditional product offerings. International sales increased 45% lead by higher ESP replacement parts and service sales. Fabric filter sales also increased in certain international markets. Domestic ESP replacement parts and service sales for the three months ended December 31, 1996 decreased 34% from the same period in the prior year. Engineered rebuild sales declined significantly as this market remains competitive and customers continue to delay expenditures for these products and services.

GROSS MARGIN
Consolidated gross margin as a percentage of sales was 30.0% and 29.2% for the three months ended December 31, 1996 and 1995, respectively. The improvement in consolidated gross margin percentage was primarily attributable to the continued increase in international sales, which has been running at higher gross margin percentages than BHA's domestic businesses. Domestic gross margin percentages increased over the same period a year ago due in part to a fabric filter sales mix favoring BHA's filtration products which carry higher margins. Domestic
ESP project revenues, which typically carry lower margins than replacement parts sales, decreased which contributed to the overall gross margin percentage improvement.

OPERATING EXPENSE
Consolidated selling and advertising expense as a percentage of sales was 11.0% for the three months ended December 31, 1996 compared to 10.7% for the same period during the prior year. These expenses increased $477,000 over the prior year due in part to higher spending associated with the increase in international business.

General and administrative expense as a percentage of sales was 9.8% and 9.4% for the three months ended December 31, 1996 and 1995, respectively. The increase of $444,000 was attributed to higher payroll expenses associated with the increase in both domestic and international business.

NET INTEREST INCOME/EXPENSE
Interest income was $5,000 and $9,000 for the three months ended December 31, 1996 and 1995, respectively. Interest expense for the three months ended December 31, 1996 was $184,000 compared to $166,000 for the same period a year ago. The increase in interest expense during the first quarter of fiscal 1997 was attributed to an increase in the average borrowings outstanding under bank term notes due to an increase in capital spending and higher working capital requirements associated with the increase in overall business.

INCOME TAXES
The effective income tax rate was 33.4% for the three months ended December 31, 1996 compared to 36.8% for the three months ended December 31, 1995. The decrease in the effective income tax rate was attributable to benefits associated with the international mix of business and domestic research and development tax credits earned.

NET EARNINGS
Net earnings were $1.8 million and $1.5 million for the three months ended December 31, 1996 and 1995, respectively. The improvement was attributable to higher sales volume and an increase in gross margin percentage combined with a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $34.0 million at December 31, 1996 as compared to $28.5 million at September 30, 1996. The current ratio was 4.4 to 1 and 3.1 to 1 at December 31, 1996 and September 30, 1996, respectively. Cash decreased from $2.3 million at September 30, 1996 to $1.5 million at December 31, 1996.

Cash used in operating activities was $2.7 million and $.9 million for the three months ended December 31, 1996 and 1995, respectively. The amount of net cash used in operating activities fluctuates primarily as a result of changes in accounts receivable, accounts payable and inventory balances.

Investing activities resulted in a net use of cash of $1.9 million during the three months ended December 31, 1996 due to expenditures for property, plant and equipment.

During the first quarter of fiscal 1997, net cash provided by financing activities of $3.7 million included borrowings under a bank term note, repayment of long-term debt, and the repurchase of BHA Common Stock under the authorized stock repurchase program.

At December 31, 1996 and September 30, 1996, BHA had unused bank lines of credit of $11.2 million and $12.4 million, respectively. The unused short-term foreign exchange borrowing arrangements of $9.7 million was consistent with the September 30, 1996 balance. During the first quarter of fiscal 1997 BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay down existing bank debt and other current liabilities. BHA increased its net borrowing capacity by approximately $3.5 million as a result of this transaction. BHA believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

PART II. OTHER INFORMATION

Item 6 - Exhibits

      a)  Exhibit 11:  Computation of earnings per common share.

      b)  Exhibit 27:  Financial Data Schedule

          Reports on Form 8-K

          During the quarter ended December 31, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BHA Group, Inc.
                             (Registrant)

                             By:              /s/ James C. Shay
                                -----------------------------------------------
                                                 (Signature)
                                James C. Shay
                                Treasurer, Principal Financial & Accounting
                                Officer


    February 13, 1997
--------------------------
            Date

                             By:              /s/ James E. Lund
                                ------------------------------------------------
                                                 (Signature)
                                James E. Lund
                                President & Chief Executive Officer

                                  EXHIBIT INDEX

              EXHIBIT NO.                    DESCRIPTION

                  11            Computation of Earnings Per Common Share

                  27            Financial Data Schedule