Form 10-Q
period 1997-03-31
BHA GROUP INC
filed 1997-05-14
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                             Commission File Number
       March 31, 1997                                          0-15045

                            BHA Group Holdings, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                  43-1416730
--------------------------------           -------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)             Number)



   8800 East 63rd Street, Kansas City, Missouri                    64133
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code           (816) 356-8400
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

                     Yes          X               No
                               -------                     ------

As of April 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 5,961,630.

PART I.  FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,
          (IN THOUSANDS, EXCEPT SHARE DATA)                    1997          SEPTEMBER 30,
                        ASSETS                             (UNAUDITED)           1996
                        ------                           ---------------    ---------------
Current assets:
    Cash and cash equivalents                               $   2,321        $   2,304
    Accounts receivable, less allowance for doubtful
      receivables of $964 and $932, respectively               22,428           19,364
    Inventories (note 3)                                       18,799           18,358
    Prepaid expenses                                            1,800            1,105
    Deferred income taxes                                         975              975
                                                          ---------------    ---------------
           Total current assets                                46,323           42,106
                                                          ---------------    ---------------
Property, plant and equipment, at cost:
    Land and improvements                                       1,255              955
    Buildings and improvements                                 18,351           15,896
    Machinery and equipment                                    28,593           26,358
    Office furniture, fixtures and equipment                    2,976            2,877
                                                          ---------------    ---------------
           Total                                               51,175           46,086

    Less accumulated depreciation and amortization             22,496           20,662
                                                          ---------------    ---------------
           Net property, plant and equipment                   28,679           25,424
                                                          ---------------    ---------------
Other assets                                                    8,211            8,505
                                                          ---------------    ---------------
           Total                                            $  83,213        $  76,035
                                                          ===============    ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
    Current installments of long-term debt                  $      62        $     595
    Accounts payable                                            3,549            5,764
    Accrued compensation and employee benefit costs             2,991            5,347
    Accrued expenses and other current liabilities              2,103            1,384
    Income taxes payable                                          106              565
                                                          ---------------    ---------------
        Total current liabilities                               8,811           13,655
                                                          ---------------    ---------------
Long-term deferred income taxes                                 2,440            2,440
Long-term debt, excluding current installments                 18,225            8,244
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued
        7,115,828 and  7,091,211, respectively                     71               71
    Additional paid-in capital                                 33,693           33,392
    Retained earnings                                          35,370           31,963
    Foreign currency translation adjustment                      (491)            (138)
    Unearned compensation                                        (263)            (315)
    Less cost of 1,152,996 shares and 1,077,787 of
         common stock in treasury                             (14,643)         (13,277)
                                                          ---------------    ---------------
           Total shareholders' equity                          53,737           51,696
                                                          ---------------    ---------------
                                                            $  83,213        $  76,035
                                                          ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)                           1997               1996
                                                            ----               ----
Net sales                                                  $33,646             $31,202
Cost of sales                                               23,372              22,264
                                                       ----------------   ----------------
        Gross margin                                        10,274               8,938
                                                       ----------------   ----------------
Operating expenses
    Selling and advertising expense                          3,694               3,182
    General and administrative expense                       3,346               2,827
                                                       ----------------   ----------------
        Total operating expenses                             7,040               6,009
                                                       ----------------   ----------------
        Operating income                                     3,234               2,929
                                                       ----------------   ----------------
Interest income                                                 (9)                 (2)
Interest expense                                               281                 210
                                                       ----------------   ----------------
        Earnings before income taxes                         2,962               2,721
                                                       ----------------   ----------------
    Income taxes                                               990                 980
                                                       ----------------   ----------------
        Net earnings                                      $  1,972            $  1,741
                                                       ================   ================

Weighted average number of common shares
    outstanding                                              6,160               6,154

Earnings per share of common stock*                       $    .32            $    .28



*Earnings per share for all periods presented have been adjusted to reflect the 1996 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1997               1996
                                                            ----               ----
Net sales                                                  $64,761            $58,901
Cost of sales                                               45,141             41,868
                                                       ----------------   ----------------
        Gross margin                                        19,620             17,033
                                                       ----------------   ----------------
Operating expenses
    Selling and advertising expense                          7,129              6,141
    General and administrative expense                       6,384              5,421
                                                       ----------------   ----------------
        Total operating expenses                            13,513             11,562
                                                       ----------------   ----------------
        Operating income                                     6,107              5,471

Interest income                                                (14)               (11)
Interest expense                                               465                376
                                                       ----------------   ----------------
        Earnings before income taxes                         5,656              5,106
                                                       ----------------   ----------------

    Income taxes                                             1,890              1,860
                                                       ----------------   ----------------
        Net earnings                                      $  3,766           $  3,246
                                                       ----------------   ----------------

Weighted average number of common shares
    outstanding                                              6,163              6,153

Earnings per share of common stock*                       $    .61           $    .53

*Earnings per share for all periods presented have been adjusted to reflect the 1996 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS)                                                 1997              1996
                                                               ----              ----
Cash flows from operating activities:
    Net earnings:                                            $  3,766         $  3,246
    Adjustment to reconcile net earnings to net cash
       provided by operating activities:
    Depreciation and amortization                               2,150            2,109
    Provision for deferred income taxes                            --               26


    Changes in assets and liabilities:
        Accounts receivable                                    (3,064)          (1,570)
        Inventories                                              (441)            (325)
        Prepaid expenses                                         (695)            (471)
        Accounts payable                                       (2,215)          (1,976)
        Accrued expenses and other liabilities                 (1,369)            (349)
        Income taxes payable                                     (459)             (77)
                                                           --------------    --------------
           Net cash provided by (used in) operating
               activities                                      (2,327)             613
                                                           --------------    --------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment               (5,089)          (1,828)
    Acquisition of product rights and other
         intangible assets                                         --             (250)
                                                           --------------    --------------
        Net cash used in investing transactions                (5,089)          (2,078)
                                                           --------------    --------------

Cash flows from financing activities:
    Payment of cash dividend on common stock                     (359)            (328)
    Purchase of treasury stock                                 (1,366)              --
    Proceeds from issuance of common stock                         63
    Proceeds from borrowings under bank term note               2,500               --
    Net proceeds from borrowings under
        revolving bank lines of credit                          8,623            2,127
    Repayments of long-term debt and other long-term
        liabilities                                            (1,675)            (191)
                                                           --------------    --------------
        Net cash provided by financing activities               7,786            1,608
                                                           --------------    --------------
        Effect of exchange rate changes                          (353)            (202)
                                                           --------------    --------------
    Net increase (decrease) in cash and cash
       equivalents                                                 17              (59)
Cash and cash equivalents at beginning of period                2,304            2,317
                                                           --------------    --------------
Cash and cash equivalents at end of period                   $  2,321         $  2,258
                                                           ==============    ==============



     See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

(In thousands, except share and per share data)                    1997                 1996
                                                                   ----                 ----
Common stock:

    Balance at beginning period                                 $      71              $    65
    Issuance of 24,617 and 9,767 shares of common
        stock in 1997 and 1996                                         --                   --
                                                             -----------------    -----------------
    Balance at end of period                                           71                   65
                                                             -----------------    -----------------
Additional paid-in capital:
    Balance at beginning of period                                 33,391               24,923
    Excess over par value of common stock issued                      302                  128
                                                             -----------------    -----------------
    Balance at end of period                                       33,693               25,051
                                                             -----------------    -----------------
Retained earnings:

    Balance at beginning of period                                 31,963               33,194
    Net earnings for the period                                     3,766                3,246
    Cash dividends of $.06 per share paid on common
        stock during 1997 and 1996                                   (359)                (328)
                                                             -----------------    -----------------
    Balance at end of period                                       35,370               36,112
                                                             -----------------    -----------------
Foreign currency translation adjustment:
    Balance at beginning of period                                   (138)                 280
    Equity adjustment from foreign currency translation              (353)                (202)
                                                             -----------------    -----------------
    Balance at end of period                                         (491)                  78
                                                             -----------------    -----------------
Unearned compensation:
    Balance at beginning of period                                   (315)                (418)
    Compensation expense                                               52                   51
                                                             -----------------    -----------------
    Balance at end of period                                         (263)                (367)
                                                             -----------------    -----------------
Treasury stock:
    Balance at beginning of period                                (13,277)             (11,604)
    Net acquisition of 75,209 shares of common stock,
        at cost during 1996                                        (1,366)                  --
                                                             -----------------    -----------------
    Balance at end of period                                      (14,643)             (11,604)
                                                             -----------------    -----------------
    Total shareholders' equity                               $     53,737         $     49,335
                                                             =================    =================






     See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION
These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applied on a consistent basis.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group, Inc.'s Annual Report to Shareholders for the fiscal year ended September 30, 1996, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2)   EARNINGS PER COMMON SHARE
Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding. A 10% stock dividend was announced in June 1996. The stock dividend was paid in July 1996 and all per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes for 1996 have been restated to reflect the stock dividend.

(3)   INVENTORY VALUATION

BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 1997 and September 30, 1996 were as follows:

                           MARCH 31,         SEPTEMBER 30,
                              1997               1996

Raw materials             $  14,323          $  13,448
Work-in-process                 404                373
Finished goods                4,072              4,537
                          ---------          ---------
Total                      $ 18,799           $ 18,358
                           ========           ========

(4)   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

In fiscal 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. Principal payments on this term loan were due in quarterly installments through 2000. At September 30, 1996, the outstanding balance under the loan was $1,625,000. During the three months ended December 31, 1996, BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay the $1,625,000 outstanding under the $2.5 million unsecured term loan and pay down a portion of BHA's domestic unsecured bank lines of credit discussed below. During the three months ended March 31, 1997, BHA borrowed $2.5 million as a term loan at a one-year fixed borrowing rate of 4.9%. The proceeds were used to fund a portion of BHA's 1997 capital plan.

BHA has domestic unsecured bank lines of credit amounting to $18 million for working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities include revolving credit agreements of $5,000,000 and $3,000,000 which expire in 1998 and $5,000,000 which expires in 2000. BHA pays 0.25% as commitment fees on the unused portion of these revolving lines of credit. A line of credit of $5,000,000, for which BHA pays no commitment fee, is also available. This credit line expires during fiscal 1998. At March 31, 1997, $10.8 million were outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.5%.

BHA's foreign subsidiaries in Europe maintain lines of credit with foreign banks which aggregate approximately $1,300,000. As of March 31, 1997, there were no outstanding balances under these lines of credit.

The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at March 31, 1997.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

BHA Group Holdings, Inc. ("BHA") sells fabric filter and electrostatic precipitator ("ESP") replacement parts and services to domestic customers in the U.S. and Canada and other international customers around the world. BHA's international focus is primarily in Europe, the Near East, Pacific Rim and Latin America. Consolidated net sales were $64.8 million for the six months ended March 31, 1997 compared to $58.9 million for the six months ended March 31, 1996. The 10% increase was attributable to improved sales in the domestic fabric filter business and higher ESP replacement parts sales to international customers. Sales for the six months ended March 31, 1997 in the domestic fabric filter business increased 19% over the same period in fiscal 1996. The increase was largely attributable to strong sales of BHA's newer filtration products complimented by higher sales of its traditional products. International sales for the six months ended March 31, 1997 increased 6% led by higher ESP replacement parts and service sales. Domestic ESP replacement parts and service sales for the six months ended March 31, 1997 decreased 7% from the same period in the prior year as customers continue to delay expenditures for these products and services.

Net sales for the three months ended March 31, 1997 increased 13% as compared to the same period one year ago. BHA's domestic fabric filter and ESP businesses performed well during the period. Several large ESP replacement parts orders were shipped during the period. Although the three month results were strong, this market remains competitive due to the factors noted above. International sales decreased as compared to the first quarter of this fiscal year and the same period in the prior year due in part to the timing of execution of project work.

GROSS MARGIN
Consolidated gross margin as a percentage of sales was 30.3% and 28.9% for the six months ended March 31, 1997 and 1996, respectively. The improvement in consolidated gross margin percentage was primarily attributable to a favorable mix of business as sales of new products domestically and overall international sales rose. BHA's domestic gross margin percentages improved due to higher plant absorption of fixed manufacturing costs and to a sales mix weighted towards products with higher gross margin percentages. Higher international sales which have been running at higher gross margin percentages than BHA's domestic businesses also had a favorable impact on the overall gross margin percentage.

Consolidated gross margin as a percentage of sales was 30.5% for the three months ended March 31, 1997 compared to 28.6% for the same period in fiscal 1996. Higher plant throughput associated with the increase in overall business contributed to the increase in gross margin percentage.

OPERATING EXPENSE
Consolidated selling and advertising expense as a percentage of sales was 11.0% and 10.4% for the six months ended March 31, 1997 and 1996, respectively. The corresponding percentages for the three months ended March 31, 1997 and 1996 were 11.0% and 10.2%, respectively. The increase was attributable to higher selling and advertising expenses associated with the development of new products and markets for both the international and domestic businesses.

General and administrative expense as a percentage of sales was 9.9% for the six months ended March 31, 1997 and 9.2% for the six months ended March 31, 1996. The corresponding percentages for the three months ended March 31, 1997 and 1996 were 9.9% and 9.1%, respectively. The increase in general and administrative expense was attributed to higher costs to develop new businesses domestically and internationally.

INTEREST INCOME/EXPENSE
Interest expense was $465,000 for the six months ended March 31, 1997 and $376,000 for the six months ended March 31, 1996. Interest expense for the three months ended March 31, 1997 and 1996 was $281,000 and $210,000, respectively. The increased interest expense was attributable to higher borrowings under the company's credit facilities which were used for working capital purposes and to fund capital expenditures, share repurchases and cash dividends.

INCOME TAXES
The Company's effective tax rate for the six months ended March 31, 1997 was 33.4% as compared to 36.4% for the same period in fiscal 1996. The effective income tax rates for the 1997 and 1996 three month periods were 33.4% and 36.0%, respectively. The overall drop in the effective rate was attributed to research and development tax credits earned, benefits derived from international business and a lower effective state income tax rate.

NET EARNINGS
Net earnings for the six months ended March 31, 1997 was $3.8 million, up 16% from $3.2 million during the same period in the prior year with earnings per share increasing to $.61 from $.53. Net earnings for the second quarter rose to $2.0 million, or $.32 per share, from $1.7 million, or $.28 per share for the same period in fiscal 1996. These increases are attributable to higher sales volumes and gross margin percentages combined with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $37.5 million at March 31, 1997 compared to $28.5 million at September 30, 1996. The current ratio was 5.3 to 1 at March 31, 1997 and 3.1 to 1 at September 30, 1996. Cash was $2.3 million at March 31, 1997 and September 30, 1996. Cash used in operating activities for the six months ended March 31, 1997 was $2.3 million as opposed to $600,000 provided by operating activities during the same period in the prior year. The amount of net cash from operating activities fluctuates primarily as a result of changes in accounts receivable, inventory and accounts payable balances.

Investing activities resulted in a net use in use of cash of $5.1 million and $2.1 million for the six months ended March 31, 1997 and 1996, respectively due to expenditures for property, plant and equipment.

During the six months ended March 31, 1997 and 1996, net cash provided by financing activities was $7.8 million and $1.6 million, respectively. The Company's financing activities consist of net borrowings of $9.4 million, the proceeds of which were used to finance capital expenditures, share repurchases, cash dividends and working capital requirements.

At March 31, 1997 and September 30, 1996, BHA had unused bank lines of credit of $8.8 million and $12.4 million, respectively. The unused short-term foreign exchange borrowing arrangements of $9.7 million was consistent with the September 30, 1996 balance. During the first quarter of fiscal 1997 the Company borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay down existing variable interest rate bank debt. During the second quarter of fiscal 1997 the Company borrowed $2.5 million as a term loan, the proceeds of which were used to fund a portion of BHA's 1997 capital plan. This term loan was established with one of its current lenders at a one-year fixed borrowing rate of 4.9%. The Company increased its net borrowing capacity by approximately $6.0 million as a result of the above mentioned transactions. BHA believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15. Statement No. 128 is effective for the fiscal year ending September 30, 1998. The adoption of Statement No. 128 will not have a significant effect on reported earnings per share.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On February 18, 1997, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

   (a)  The following persons were elected as Directors by the following vote:

                                                                AUTHORITY
                                     FOR                        WITHHELD

Don H. Alexander                  4,940,429                      10,349
Robert D. Freeland                4,940,763                      10,015
Richard C. Green                  4,940,100                      10,678
James C. King                     4,940,543                      10,235
James E. Lund                     4,940,543                      10,235
Thomas A. McDonnell               4,940,763                      10,015
Lamson Rheinfrank, Jr.            4,940,543                      10,235
James J. Thome                    4,940,539                      10,239
Michael T. Zak                    4,940,543                      10,235

   (b) Voting for the Amendment to the Company's Certificate of Incorporation to change the Company's name to BHA Group Holdings, Inc. was as follows:

          FOR           AGAINST              WITHHELD             NON-VOTE
       4,941,080         2,790                  871                 6,037

   (c) Voting for the ratification of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending September 30, 1997 was as follows:

          FOR           AGAINST              WITHHELD             NON-VOTE
       4,948,644         1,649                 465                    0

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 3a:  Certificate of Amendment

   (b)  Exhibit 11:  Computation of earnings per common share

   (c)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (d) During the quarter ended March 31, 1997, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BHA GROUP HOLDINGS, INC.
                                         (Registrant)

      May 14, 1997                    By:   /s/ James C. Shay
--------------------------              ---------------------------------------
          Date                                       (Signature)
                                         James C. Shay
                                         Treasurer, Principal Financial and
                                         Accounting Officer

                                       By:     /s/ James E. Lund
                                         --------------------------------------
                                                     (Signature)
                                         James E. Lund
                                         President and
                                         Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                                 DESCRIPTION

            3a                                Certificate of Amendment
           11                         Computation of Earnings Per Common Share
           27                                  Financial Data Schedule