Form 10-Q
period 1997-06-30
BHA GROUP INC
filed 1997-08-14
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                                Commission File Number
        June 30, 1997                                             0-15045

                            BHA Group Holdings, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      43-1416730
----------------------------------             -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer  Identification
Incorporation or Organization)                              Number)



   8800 East 63rd Street, Kansas City, Missouri                       64133
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code            (816) 356-8400
                                                             ------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      x               No
                                -----                     -----

As of July 25, 1997, the number of shares outstanding of the Registrant's Common Stock was 6,557,525.

PART I.  FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,
          (IN THOUSANDS, EXCEPT SHARE DATA)                    1997          SEPTEMBER 30,
                        ASSETS                             (UNAUDITED)           1996
                        ------                           ---------------    ---------------
Current assets:
    Cash and cash equivalents                               $   3,021        $   2,304
    Accounts receivable, less allowance for doubtful
       receivables of $1,055 and $932, respectively            21,616           19,364
    Inventories (note 3)                                       18,501           18,358
    Prepaid expenses                                            1,649            1,105
    Deferred income taxes                                         975              975
                                                          ---------------    ---------------
           Total current assets                                45,762           42,106
                                                          ---------------    ---------------
Property, plant and equipment, at cost:
    Land and improvements                                       1,255              955
    Buildings and improvements                                 18,946           15,896
    Machinery and equipment                                    29,811           26,358
    Office furniture, fixtures and equipment                    3,158            2,877
                                                          ---------------    ---------------
                                                               53,170           46,086

    Less accumulated depreciation and amortization             23,433           20,662
                                                          ---------------    ---------------
           Net property, plant and equipment                   29,737           25,424
                                                          ---------------    ---------------
Other assets                                                    8,179            8,505
                                                          ---------------    ---------------
                                                             $ 83,678         $ 76,035
                                                          ===============    ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                  $      61           $  595
    Accounts payable                                            3,397            5,764
    Accrued compensation and employee benefit costs             3,173            5,347
    Accrued expenses and other current liabilities              1,996            1,384
    Income taxes payable                                          197              565
                                                          ---------------    ---------------
        Total current liabilities                               8,824           13,655
                                                          ---------------    ---------------
Long-term deferred income taxes                                 2,440            2,440
Long-term debt, excluding current installments                 17,076            8,244
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued
        7,835,862 and 7,091,211, respectively                      78               71
    Additional paid-in capital                                 47,462           33,392
    Retained earnings                                          25,639           31,963
    Foreign currency translation adjustment                     (509)             (138)
    Unearned compensation                                       (237)             (315)
    Less cost of 1,275,633 shares and 1,077,787 of
      common stock in treasury                               (17,095)          (13,277)
                                                          ---------------    ---------------
           Total shareholders' equity                          55,338           51,696
                                                          ---------------    ---------------
                                                             $ 83,678         $ 76,035
                                                          ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)                           1997               1996
                                                            ----               ----
Net sales                                                  $33,054             $30,928
Cost of sales                                               22,480              22,307
                                                       ----------------   ----------------
        Gross margin                                        10,574               8,621
                                                       ----------------   ----------------
Operating expenses
    Selling and advertising expense                          3,849               3,158
    General and administrative expense                       3,451               2,847
                                                       ----------------   ----------------
        Total operating expenses                             7,300               6,005
                                                       ----------------   ----------------
        Operating income                                     3,274               2,616
                                                       ----------------   ----------------
Interest income                                                (11)                 (4)
Interest expense                                               304                 210
                                                       ----------------   ----------------
        Earnings before income taxes                         2,981               2,410
                                                       ----------------   ----------------

    Income taxes                                               975                 630
                                                       ----------------   ----------------
        Net earnings                                      $  2,006            $  1,780
                                                       ================   ================
Weighted average number of common shares
    outstanding                                              6,990               6,783

Earnings per share of common stock*                       $    .29            $    .26



*Earnings per share have been adjusted to reflect the 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1997               1996
                                                            ----               ----
Net sales                                                  $97,816            $89,829
Cost of sales                                               67,622             64,175
                                                       ----------------   ----------------
        Gross margin                                        30,194             25,654
                                                       ----------------   ----------------
Operating expenses
    Selling and advertising expense                         10,977              9,299
    General and administrative expense                       9,836              8,268
                                                       ----------------   ----------------
        Total operating expenses                            20,813             17,567
                                                       ----------------   ----------------
        Operating income                                     9,381              8,087

Interest income                                                (25)               (15)
Interest expense                                               768                586
                                                       ----------------   ----------------
        Earnings before income taxes                         8,638              7,516
                                                       ----------------   ----------------
    Income taxes                                             2,865              2,490
                                                       ----------------   ----------------
        Net earnings                                      $  5,773           $  5,026
                                                       ----------------   ----------------
Weighted average number of common shares
    outstanding                                              6,850              6,753

Earnings per share of common stock*
                                                          $    .84           $    .74



*Earnings per share have been adjusted to reflect the 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

(IN THOUSANDS)                                                 1997              1996
                                                               ----              ----
Cash flows from operating activities:
    Net earnings:                                            $ 5,773         $  5,026
    Adjustment to reconcile net earnings to net cash
        provided by operating activities:
    Depreciation and amortization                              3,241            3,236
    Provision for deferred income taxes                           --               26


    Changes in assets and liabilities:

        Accounts receivable                                   (2,252)            (928)
        Inventories                                             (143)             (96)
        Prepaid expenses                                        (544)            (563)
        Accounts payable                                      (2,367)          (2,787)
        Accrued expenses and other liabilities                (1,562)              70
        Income taxes payable                                    (368)             (58)
                                                           --------------    --------------
           Net cash provided by (used in) operating
              activities                                      (1,778)           3,926
                                                           --------------    --------------
Cash flows from investing activities:
    Acquisition of property, plant and equipment              (7,084)          (2,940)
    Acquisition of product rights and other
       intangible assets                                           --            (250)
                                                           --------------    --------------
        Net cash used in  investing transactions              (7,084)          (3,190)
                                                           --------------    --------------
Cash flows from financing activities:
    Payment of cash dividend on common stock                    (538)            (492)
    Purchase of treasury stock                                (1,597)            (215)
    Proceeds from issuance of common stock                       231                6
    Proceeds from borrowings under bank term notes             7,500               --
    Net proceeds from borrowings under
        revolving bank lines of credit                         2,505             (336)
    Repayments of long-term debt and other long-term
        liabilities                                           (1,707)            (424)
                                                           --------------    --------------
        Net cash provided by (used in) financing
             activities                                        6,394           (1,461)
                                                           --------------    --------------
        Effect of exchange rate changes                         (371)            (293)
                                                           --------------    --------------

    Net increase (decrease) in cash and cash
             equivalents                                         717           (1,018)
Cash and cash equivalents at beginning of period               2,304            2,317
                                                           --------------    --------------
Cash and cash equivalents at end of period                   $ 3,021          $ 1,299
                                                           ==============    ==============



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

(In thousands, except share and per share data)                    1997                 1996
                                                                   ----                 ----
Common stock:
    Balance at beginning period                                 $      71            $     64
    Issuance of 32,300 and 11,795 shares of common
        stock in 1997 and 1996, respectively                            -                   -
    Issuance of 712,351 and 643,809 shares in 1997 and
      1996, respectively, pursuant to a 10% stock dividend              7                    7
                                                             -----------------    -----------------
    Balance at end of period                                           78                   71
                                                             -----------------    -----------------
Additional paid-in capital:
    Balance at beginning of period                                 33,392               24,923
    Excess over par value of common stock issued                      280                   59
    Excess over par value of common stock pursuant to a
        10% stock dividend                                         13,790                8,524
                                                             -----------------    -----------------
    Balance at end of period                                       47,462               33,506
                                                             -----------------    -----------------
Retained earnings:
    Balance at beginning of period                                 31,963               33,194
    Net earnings for the period                                     5,773                5,026
    Distribution of 10% stock dividend                            (11,559)              (7,263)
    Cash dividends of $.09 per share paid on common
        stock during 1997 and 1996                                   (538)                (492)
                                                             -----------------    -----------------
    Balance at end of period                                       25,639               30,465
                                                             -----------------    -----------------
Foreign currency translation adjustment:
    Balance at beginning of period                                   (138)                 280
    Equity adjustment from foreign currency translation              (371)                (292)
                                                             -----------------    -----------------
    Balance at end of period                                         (509)                 (12)
                                                             -----------------    -----------------
Unearned compensation:
    Balance at beginning of period                                   (315)                (419)
    Compensation expense                                               78                   78
                                                             -----------------    -----------------
    Balance at end of period                                         (237)                (341)
                                                             -----------------    -----------------
Treasury stock:
    Balance at beginning of period                                (13,277)             (11,604)
    Issuance of 115,967 and 95,867 treasury shares
        pursuant to 10% stock dividend during 1997
        and 1996, respectively                                     (2,244)              (1,267)
    Acquisition of 81,879 shares of common stock,
        at cost during 1997                                        (1,597)                  --
    Sales of 7,630 and 15,088 treasury shares pursuant to
        stock option exercises, net, during 1997 and
          1996, respectively                                           23                   55
                                                             -----------------    -----------------
    Balance at end of period                                      (17,095)             (12,816)
                                                             -----------------    -----------------
    Total shareholders' equity                               $     55,338         $     50,873
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

(2)   EARNINGS PER COMMON SHARE
Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding. Stock dividends of 10% were announced in June 1996 and 1997. The per share data and weighted average number of common shares and common equivalents data in the consolidated financial statements and related notes have been restated to reflect these stock dividends for all periods presented.

(3)   INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 1997 and September 30, 1996 were as follows:

                          JUNE 30,         SEPTEMBER 30,
                            1997               1996

     Raw materials        $  13,196          $  13,448
     Work-in-process            585                373
     Finished goods           4,720              4,537
                          ---------          ---------
     Total                 $ 18,501           $ 18,358
                           ========           ========

(4)   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT
In fiscal 1995, BHA entered into a $2,500,000 unsecured term loan, the proceeds of which were used to purchase the building which serves as BHA's corporate headquarters. Principal payments on this term loan were due in quarterly installments through 2000. At September 30, 1996, the outstanding balance under the loan was $1,625,000. During the three months ended December 31, 1996, BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7% from one of its current lenders. The proceeds of the term note were used to pay the $1,625,000 outstanding under the $2,500,000 unsecured term loan and pay down a portion of BHA's domestic unsecured bank lines of credit discussed below. During the three months ended March 31, 1997, BHA borrowed $2,500,000 as a separate term loan at a one-year fixed borrowing rate of 3.9%. The proceeds were used to fund a portion of BHA's 1997 capital plan.

BHA has domestic unsecured bank lines of credit amounting to $18 million for working capital purposes and other corporate matters. These lines bear interest at variable rates which are based on the prime rate and/or LIBOR. The facilities include revolving credit agreements amounting to $8,000,000 which expires in 1998 and $5,000,000 which expires in 2000. BHA pays 0.25% as commitment fees on the unused portion of these revolving lines of credit. A line of credit of $5,000,000, for which BHA pays no commitment fee, is also available. This credit line expires during fiscal 1998. At June 30, 1997, $9.4 million were outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.7%.

BHA's foreign subsidiaries in Europe maintain lines of credit with foreign banks which aggregate approximately $1,300,000. As of June 30, 1997, there were no outstanding balances under these lines of credit.

In July 1997, BHA increased the amount of domestic unsecured bank lines of credit by $5 million to $23 million by increasing an existing revolving credit agreement.

The term loan and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at June 30, 1997.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

BHA Group Holdings, Inc. ("BHA") sells fabric filter and electrostatic precipitator ("ESP") replacement parts and services to domestic customers in the U.S. and Canada and other international customers around the world. BHA's international focus is primarily in Europe, the Near East, Pacific Rim and Latin America. Consolidated net sales increased 9% from $89.8 million for the nine months ended June 30, 1996 to $97.8 million for the corresponding period in 1997. Net sales for the three months ended June 30, 1997 increased 7% to $33.0 million from $30.9 million in the prior period. Both the domestic and international markets contributed to the overall rise in net sales. Domestic sales for the nine months ended June 30, 1997 were up 11% when compared to the same period in fiscal 1996. The increase in domestic sales was due primarily to strong sales in both traditional and newer filtration products. Domestic ESP replacement parts and service sales for the nine months ended June 30, 1997 were down 7% from the same period in the prior year due primarily to a decrease in the labor portion of project revenues. International sales for the nine month period increased 4% over the prior year which included an increase in sales to customers in Europe.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 31% and 29% for the nine months ended June 30, 1997 and 1996, respectively. The increase in gross margin as a percentage of sales is due primarily to changes in the product sales mix, which includes improved domestic and international sales of its newer fine filtration products. Changes in the product sales mix of international sales emphasizing ESP products also had a favorable impact on gross margins.

Consolidated gross margin as a percentage of sales was 32% in the third quarter of 1997 and 28% in the comparable period in 1996. The increase in the gross margin percentage for the third quarter was largely attributable to a favorable mix of business and higher plant absorption of fixed manufacturing costs associated with the overall increase in sales volume.

OPERATING EXPENSE
Consolidated selling and advertising ("S&A") expense as a percentage of sales was 11% for the nine months ended June 30, 1997 compared to 10% for the same period in 1996. The corresponding percentages for the three months ended June 30, 1997 and 1996 were 12% and 10%, respectively. The increase in S&A expense as a percentage of sales for both periods was attributable to higher personnel and travel costs related to the development and expansion of the business in all domestic and international markets.

General and administrative expense as a percentage of sales was 10% and 9% for the nine months ended June 30, 1997 and 1996, respectively. The corresponding percentages for the third quarter were comparable to the nine-month year to date percentages.

INTEREST INCOME/EXPENSE

Interest expense was $768,000 for the nine months ended June 30, 1997 and $586,000 for the nine months ended June 30, 1996. Interest expense in the third quarter was $304,000 compared to $210,000 in the prior year. The increase in interest expense was primarily due to higher borrowings under the company's credit facilities. The increased borrowings were used for working capital purposes and to fund capital expenditures and share repurchases.

INCOME TAXES
BHA's effective tax rate for the nine months ended June 30, 1997 and 1996 was 33%. The effective income tax rates for the 1997 and 1996 three-month periods were 33% and 26%. During the third quarter of 1996, the Company's year-to-date effective income tax rate was lowered to reflect research and development tax credits earned and other benefits derived from the increase in international business.

NET EARNINGS
Net earnings for the nine month period increased 15% to $5.8 million from $5.0 million for the same period in the prior year with earnings per share increasing to $.84 from $.74 in 1996. Net earnings for the third quarter rose to $2.0 million, or $.29 per share, from $1.8 million, or $.26 per share, for the same period in fiscal 1996. The rise in net earnings is primarily due to increased sales volumes with higher gross margin percentages.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was up 30% to $36.9 million at June 30, 1997 from $28.5 million at September 30, 1996. The increase is due primarily to increases in accounts receivable and inventory and to decreases in accounts payable and accrued compensation and employee benefits. The current ratio was 4.9 to 1 at June 30, 1997 and 3.1 to 1 at September 30, 1996. The Company's cash and cash equivalents were up 31% from $2.3 million at September 30, 1996 to $3.0 million at June 30, 1997. Net cash used in operating activities for the nine months ended June 30, 1997 was $1.8 million compared to $3.9 million provided by operating activities during the same period last year. The net decrease in cash and cash equivalents from operating activities is primarily due to fluctuations in the accounts receivable, accounts payable and accrued expense balances.

Investing activities resulted in a net use of cash of $7.1 million and $3.2 million for the nine months ended June 30, 1997 and 1996, respectively. The increased use of cash is attributable to the expansion of domestic and international operations through the acquisition of property, plant and equipment. Facilities in Missouri were expanded and purchased for increased production under the growing demand for the Company's new fine filtration products. The Company also increased its spending on technology in an effort to improve operating efficiencies and enhance communications.

The net cash provided by financing activities during the nine months ended June 30, 1997 was $6.4 million and the net cash used in financing activities was $1.5 million for the same period in the prior year. The change in cash flow from financing activities is largely attributable to the net increase in bank borrowings under two new term notes and the use of existing lines of credit for working capital purposes. The proceeds from the bank borrowings have been used to fund share repurchases, certain working capital requirements and capital expenditures.

At June 30, 1997 and September 30, 1996, BHA had unused domestic bank lines of credit of $8.6 million and $12.4 million. The unused short-term foreign exchange borrowing arrangements of $9.8 million were consistent with the September 30, 1996 balance. During the three months ended December 31, 1997, the Company borrowed $5.0 million under a five-year unsecured term note at a fixed interest rate of 7%. The proceeds of the term note were used to pay down existing variable interest rate bank debt. During the three months ended March 31, 1997, BHA borrowed $2.5 million as a separate term loan at a one-year fixed borrowing rate of 3.9%. The proceeds were used to fund a portion of BHA's 1997 capital plan. BHA believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15. Statement No. 128 is effective for the fiscal year ending September 30, 1998. The adoptions of Statement No. 128 will not have a significant effect on reported earnings per share.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 3a:  Certificate of Amendment

   (b)  Exhibit 11:  Computation of earnings per common share

   (c)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (d) During the quarter ended June 30, 1997, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BHA GROUP HOLDINGS, INC.
                                              (Registrant)

             August 8, 1997                   By:  /s/ James C. Shay
-----------------------------------------          ------------------------------------------
                  Date                                      (Signature)
                                                     James C. Shay
                                                     Treasurer, Principal Financial and
                                                     Accounting Officer

                                              By:  /s/ James E. Lund
                                                   ------------------------------------------
                                                             (Signature)
                                                     James E. Lund
                                                     President and
                                                     Chief Executive Officer



                                  EXHIBIT INDEX

        EXHIBIT NO.                           DESCRIPTION

            3a                         Certificate of Amendment
           11                  Computation of Earnings Per Common Share
           27                           Financial Data Schedule