Form 10-K405
period 1997-09-30
BHA GROUP INC
filed 1997-12-29
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
     September 30, 1997                                           0-15045

                            BHA Group Holdings, Inc.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                        43-1416730
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 8800 East 63rd Street, Kansas City, Missouri                      64133
-----------------------------------------------                -------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (816) 356-8400
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
      Title of each class                                   on Which Registered
      -------------------                                  ---------------------
             None                                                - - - - -

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
              ----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     Yes       X                    No
                            -------                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

As of December 9, 1997, the number of shares outstanding of the Registrant's Common Stock was 6,505,200 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $102,147,411, computed by reference to the closing price of $19.25 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on December 9, 1997.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 24, 1998 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements are included in the "Factors Affecting Earnings and Stock Price" section, "Management's Discussion and Analysis," and may be included in other sections throughout the report. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," "see," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Certain of these factors are discussed in more detail below.

                                     PART I

                                ITEM 1 - BUSINESS

BHA Group Holdings, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is an industrial service company that designs, manufactures and sells replacement parts and accessories and provides rehabilitation and conversion services for the types of industrial air pollution control equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators". This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters or filter bags, in the case of baghouses, pleated media filter elements, in the case of cartridge collectors and between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East, the Pacific Rim and China. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

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

During 1994, the Company established BHA Technologies, Inc. (formerly BHA-TEX, Inc.) ("BHA Technologies"), a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing polytetrafluoroethylene ("PTFE") membranes. BHA Technologies successfully developed its own expanded PTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, expanded PTFE membrane is laminated to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX(R). The benefits to the customer include improved collection efficiency, increased throughput and lower operating costs. PTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control businesses with expanded PTFE membranes for use on filter elements, BHA Technologies will evaluate the market niches and product opportunities available to pursue and develop custom products and services to meet the needs of this new base of customers.

In November 1996, the Board of Directors approved certain changes to the Company's corporate structure. The Board determined that servicing the customers of its corporate business through one company, instead of through various subsidiaries, will yield the greatest sales, marketing and operational efficiencies. To achieve this objective, three wholly-owned subsidiaries of the Company that are involved in various air pollution control businesses were merged into PrecipTech to form one company. On February 18, 1997, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to change PrecipTech's name to BHA Group, Inc. and the Company's name to BHA Group Holdings, Inc.

In March 1997, the Company established its wholly-owned subsidiary, BHA Shanghai Environmental Technology Company Limited ("BHA Shanghai") in Shanghai, People's Republic of China. The purpose of BHA Shanghai is to assemble and sell air pollution control baghouse, precipitator and evaporative gas conditioning products and provide after-sale services and relevant technical services to a market that BHA believes holds significant long-term potential.

In April 1997, the Company incorporated a new wholly-owned subsidiary in Pune, India, BHA Group International Private Limited ("BHA India"). BHA India was set up to manufacture and trade in air pollution control equipment and replacement parts and to render consultancy services to users of such equipment in India and its surrounding markets. Prior to setting up this company, BHA was represented in India and its surrounding regions by a sales and service office. The sales and service office was incorporated to remove the operational restrictions placed on representative offices and allow for further expansion and growth in these areas.

FACTORS AFFECTING EARNINGS AND STOCK PRICE


Competition - Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the air pollution control equipment aftermarket. Regional offices have been established in China, the Pacific Rim and the Near East. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators. The domestic utility markets for precipitators have been competitive, as this industry is restructuring in response to deregulation. Competition has had a negative impact on the profitability of orders executed within this industry group. This overall slowdown has increased competition for industrial replacement parts and services. The Company does not see this situation improving significantly during 1998. The Company's domestic electrostatic precipitator replacement parts and services business has declined from $35 million in fiscal 1994 to $21 million in fiscal 1997.

Although the Company believes that its business in this market will not decline further, any additional downturn could have a material adverse effect on its business. Outside of the U.S., however, electrostatic precipitators are more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace. The Company believes that important competitive factors are timely and dependable service, effective marketing, price and quality. The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telesales system (see "Marketing" below), enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

BHA Technologies Business Expansion - The Company sees significant potential in PTFE membrane applications outside of air pollution control. During 1997, the Company increased its investment in BHA Technologies and added resources to enable it to expand its sales, product development and manufacturing capabilities. While the Company has confidence in its approach to this new business, it has no operating history relating to this business outside of air pollution control applications. Accordingly, there can be no assurances that BHA Technologies will achieve its desired profitability, which could have a material adverse effect on the Company's operating results.

BUSINESS SEGMENT DATA

The Company sells products and services in several geographical areas. Operations of the domestic business segment are based in the United States (U.S.). The domestic business segment provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and China. The foreign business segment manufactures and sells products in Europe. Set forth below is information regarding the Company's business segments for each of the years in the three-year period ended September 30, 1997 (in thousands of dollars):


                                               1995         1996           1997

Domestic Sales                                $101,391     $105,962     $114,168
Foreign Sales (Europe)                          13,332       15,346       16,431
                                              --------     --------     --------
                                              $114,723     $121,308     $130,599
                                              ========     ========     ========

Domestic Assets                               $ 64,299     $ 68,089     $ 76,976
Foreign Assets (Europe)                          7,490        7,946       10,629
                                              --------     --------     --------
                                              $ 71,789     $ 76,035     $ 87,605
                                              ========     ========     ========

Domestic Operating Income                     $  9,281     $  9,703     $ 10,911
Foreign Operating Income (Europe)                  690        1,066        1,679
                                              --------     --------     --------
                                              $  9,971     $ 10,769     $ 12,590
                                              ========     ========     ========


During 1997, the Company established wholly-owned subsidiaries in China and India (see "Business"). To date, the majority of the sales to these markets were U.S. exports. The sales and operating income of these entities were not significant during fiscal 1997. The total assets in these countries is approximately $1.0 million. The sales, operating income and fixed assets of these entities are included in the "Domestic" portion of the "Business Segment Data" above.

U. S. export sales to unaffiliated customers in Canada, Latin America, the Near East, the Pacific Rim and China were $13,653,000, $22,410,000 and $24,966,000 for the years ended September 30, 1995, 1996 and 1997, respectively. These revenues are included in "Domestic Sales" in the table above.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid and polypropylene fabrics. A market shift towards higher efficiency filtration has led to an increased usage of filters that have PTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the expanded PTFE membrane (BHA-TEX'r') used in its filter elements. The Company is one of the few filter bag suppliers that manufactures its own PTFE membrane (see "Business"), which it believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories that enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of a pleated media filter element and evaporative gas cooling product lines. Product profitability varies considerably over different product groups, with standard products typically providing a lower profit margin than replacement parts and accessories.

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

CUSTOMER BASE

The Company's customer base is diverse both industrially and geographically, and includes customers in virtually all sectors of the industrial economy. International markets include Canada, Europe, Latin America, the Near East, the Pacific Rim and China. The Company's products and services are used in major industrial environments such as cement kilns, asphalt plants, steel and iron foundries, aluminum and copper smelters, rock and gypsum dryers, chemical plants, grain and food processing plants, refuse to energy plants, waste and hazardous waste incinerators and electric utilities, as well as many other areas.

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

SALES AND MARKETING

One of the Company's principal competitive advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 120,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 30,000 plant locations. The growth of the database has increased significantly due to the focus on international markets. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); when it was installed; what fabric, size and design filter bags are used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered over the 21 years of the Company's existence, and is continually updated following customer calls, site inspections and maintenance jobs.

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

In November 1996, the EPA announced its intentions to promulgate new National Ambient Air Quality Standards (NAAQS) for the control of particulate matter ("PM"), which includes lead, ground-level ozone, sulfur dioxide, nitrogen dioxide, carbon monoxide and other fine particulate matter. Currently, the States do not monitor for small particulate (less than 2.5 microns), therefore very little data has been collected to determine which areas meet or do not meet the revised PM-fine standards. On December 1, 1996, the EPA proposed new and more stringent monitoring requirements for PM-2.5 in conjunction with the proposed NAAQS for fine particles. If the proposed regulations are put into effect, different versions of the PM-2.5 monitoring networks will be required in large metropolitan areas, small cities and rural areas, and each state will have to prepare a State Implementation Plan that documents its approach to meeting the new NAAQS. The network of required monitors will be phased in over a three to four year period beginning in 1998. When considering the proposed regulations, the industries most likely to be impacted by the changing air quality standards are the utility, automotive, chemical, petroleum and manufacturing industries. The Company believes that the growing awareness of the importance for better air quality and the adoption of the proposed regulations are positive long-term indicators of the Company's growth potential. Further, the Company is not aware of any likely statutory changes which may have a negative impact on its business.

Additionally, the Company manufactures and sells its products in Europe, Latin America, Canada, the Near East, the Pacific Rim and China. The Company's international customers, as do the domestic customers, operate in compliance with certain standards established and promulgated by the permitting authorities.

BACKLOG

On September 30, 1997, the backlog of orders for replacement parts and industrial services was $40,806,000 compared to $40,908,000 at September 30, 1996 and $33,310,000 at September 30, 1995. The Company believes that more than 75% of its backlog is shippable by September 30, 1998.

FOREIGN OPERATIONS--EUROPE

The Company entered the European market in 1982 when it acquired BHA Group GmbH ("GmbH"), formerly Filtra GmbH. GmbH is a German corporation that operates as an air pollution control replacement parts manufacturer and marketer. GmbH manufactures the air pollution control replacement parts in Ahlen, Germany and sells the products throughout Europe.

In August 1994, the Company acquired a Swiss corporation, BHA Group AG, formerly SF Air Filtration AG. BHA Group AG designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures the pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

Set forth below is information regarding foreign sales and assets employed (in thousands of dollars):


                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                 1995          1996           1997

Sales                         $ 13,332      $ 15,346      $ 16,431

Identifiable Assets              7,490         7,946        10,629

Operating Income              $    690      $  1,066      $  1,679


Below is a schedule outlining the contribution of the Company's foreign group referred to above as a percentage of the consolidated amounts.


                                  FISCAL YEAR ENDED SEPTEMBER 30,
                               1995           1996           1997

Sales                           12%            13%            13%

Identifiable Assets             10%            10%            12%

Operating Income                 7%            10%            13%

BHA Group GmbH's operating profits have increased steadily over the past few years. The improvements are attributed to a marketing focus directed toward specific countries in Europe and Northern Africa. The majority of BHA Group GmbH's business is fabric filter related. During fiscal 1997, BHA Group GmbH executed its first electrostatic precipitator rebuild project in Europe.

BHA Group AG continued to develop the product offering of its fine filtration products and has increased the number of new applications where the pleated elements may be used. During fiscal 1997, it continued to generate strong operating profits and cash flow.

New during 1997, BHA UK Limited, a wholly-owned subsidiary, was established to enable the Company to expand its presence in the European market.

U.S. EXPORT SALES

The Company's domestic operations export products from the U.S. and provide services to customers in Canada, Latin America, the Near East, the Pacific Rim and China. Information regarding the Company's U.S. export sales is included in the Company's "Business Segment Data."

In June 1994, the Company established a liaison office in Bombay, India, with the intention of providing baghouse and electrostatic precipitator replacement parts and services to customers in the Near East. This office has provided regional support for exported product sales from the Company's manufacturing units located in the United States. In July 1995, approval was received from the government of India for the establishment of BHA India to replace the Company's liaison office. The subsidiary was incorporated and approved to do business in India, effective April 1997.

In September 1995, the Company received approval from the government of Taiwan for the establishment of a branch office in Taipei, Taiwan. BHA Group International, Inc., Taiwan Branch provides sales and service assistance to customers in the Pacific Rim including regional telemarketing for exported product sales from the Company's manufacturing units in the United States. In an effort to further expand its presence in this region, the Company has established a sales office in the Philippines. The Company made application with the Philippine's government and has been approved, effective March 1997, to operate as a representative office in support of export sales from the United States.

As discussed above, parts and services supplied to the Near East, the Pacific Rim and Chinese markets are primarily U.S. sourced. Sales to customers in China during fiscal 1997 were not significant. As such, sales to these regions are included in "U.S. Export Sales" in the "Business Segment Data" section of this report.

EMPLOYEES

As of September 30, 1997, the Company's domestic operations employed approximately 700 persons of whom approximately 180 were engaged in sales, marketing and administration, with the balance being engaged in production. The Company's foreign operations employed approximately 160 persons, of whom 115 were engaged in sales, marketing and administration, and 45 were engaged in production. The production personnel in Germany were covered by a textile union contract which is negotiable annually. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and, when appropriate, covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

The Company owns patents and trademarks, and has pending patent and trademark applications relating to replacement parts and accessories for industrial air pollution control equipment. The Company considers such patents and trademarks, and the granting of the patent and trademark applications filed, to be important. However, the business of the Company is not dependent upon such patents and trademarks, and such patents and trademarks and patent and trademark applications do not preclude the marketing of generally similar items by competitors. Patents owned by the Company expire during the period from 1998 to 2006.

                               ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS

The Company purchased the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet) in 1994.

MANUFACTURING, SALES AND SERVICES FACILITIES

The Company owns (i) five plants in Slater and Salisbury, Missouri (in aggregate approximately 293,000 square feet), (ii) a plant in Folkston, Georgia (approximately 105,000 square feet), (iii) a plant in Ahlen, Germany (approximately 30,000 square feet), and (iv) a new facility in Lee's Summit, Missouri (approximately 38,000 square feet). The Company leases (i) a facility in Newport News, Virginia (approximately 17,000 square feet), (ii) a facility in Klus/Balsthal, Switzerland (approximately 20,000 square feet), (iii) a facility in Baltimore, Maryland (approximately 3,500 square feet), (iv) a facility in Covington, Kentucky (approximately 5,000 square feet), (v) a facility in St. Louis, Missouri (approximately 4,300 square feet), (vi) a warehouse and office in Shanghai, People's Republic of China (in aggregate approximately 17,000 square feet) and (vii) a facility in Pune, India (approximately 4,800 square feet). The Company leases office facilities in Taipei, Taiwan and Manila, Philippines (less than 2,000 square feet per location) for the sales organizations located in these countries. Operations performed at Slater, Salisbury and Lee's Summit, Missouri and Ahlen, Germany include cutting and sewing filtration fabrics, spot welding of metal cages, manufacturing PTFE membranes and warehouse and assembly operations. The operation in Folkston, Georgia engages in the manufacture of parts and accessories for electrostatic precipitators. The operation in Newport News, Virginia is engaged in the manufacture and assembly of computer based voltage control systems for electrostatic precipitators. Operations in Klus/Balsthal, Switzerland and Salisbury, Missouri are engaged in the manufacture of pleated media filter elements for cartridge collectors. The facilities in Baltimore, Covington and St. Louis serve as warehouse and office space for the Company's field service crews. BHA leased the facilities in Shanghai, People's Republic of China and Pune, India to warehouse and sell company products.

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year ended September 30, 1997 to a vote of security holders through the solicitation of proxies or otherwise.

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

NASDAQ NATIONAL MARKET SYSTEM

                               PER SHARE COMMON STOCK BID
                                          PRICE

                                  HIGH             LOW

FISCAL YEAR 1997

    Fourth Quarter                19.50           16.75
    Third Quarter                 19.50           16.14
    Second Quarter                16.82           14.55
    First Quarter                 16.14           13.18

FISCAL YEAR 1996

    Fourth Quarter                13.86           11.82
    Third Quarter                 15.08           10.54
    Second Quarter                11.78           10.33
    First Quarter                 12.40           10.75


These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The share price information for the periods presented have been adjusted to reflect the 10% stock dividends in 1997 and 1996.

HOLDERS

As of December 9, 1997, there were 7,845,956 shares issued and 1,340,756 shares in treasury. The Company had 6,505,200 shares outstanding and owned by approximately 922 holders of record as of this date.

DIVIDENDS

During the years ended September 30, 1995, 1996 and 1997, the Company declared and paid quarterly dividends aggregating $.12 per share to shareholders. The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on December 2, 1997, to shareholders of record on November 21, 1997.

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

Additionally, the Company's Board of Directors declared a 10% stock dividend, payable June 27, 1997 to shareholders of record on June 16, 1997. Under the dividend, shareholders were issued .10 share of common stock for each share of common stock held as of the record date. A 10% stock dividend was declared and paid in fiscal 1996. Future determinations concerning stock dividends will be made at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

The company has not sold any equity securities during the report period that were not registered under the Securities Exchange Act of 1933 as amended.

TREASURY STOCK

During the period June 1994 through November 1995, the Company's Board of Directors authorized it to purchase up to an aggregate of 1,500,000 shares of BHA Common Stock. The Board has since increased the number of shares authorized for repurchase to 2,000,000. Since the programs inception in June 1994, the Company has repurchased approximately 1.2 million shares of its common stock.

                        ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Consolidated Financial Statements and notes thereto contained elsewhere in the Annual Report on Form 10-K. The selected consolidated data for each of the periods shown have been derived from such consolidated financial statements which have been audited by KPMG Peat Marwick LLP. The consolidated financial statements, as of September 30, 1997 and 1996 and for each of the years in the three-year period ended September 30, 1997, and independent auditors report thereon are included herein.


                                                                YEARS ENDED SEPTEMBER 30,
                                                 1993       1994        1995       1996       1997
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED INCOME STATEMENT DATA

Net Sales                                        88,905    100,915     114,723    121,308    130,599
Gross Margin                                     22,668     25,270      31,206     34,817     40,786
Operating Expense                                15,923     17,743      21,235     24,048     28,196
Interest Expense/(Income)-Net                         5        (47)        367        732      1,009
Earnings Before Income Taxes                      6,740      7,574       9,604     10,037     11,581
Net Earnings                                      4,380      4,809       5,954      6,707      8,101
Net Earnings Per Share*                             .55        .62         .85        .99       1.16
Weighted Average Shares Outstanding*              7,899      7,726       7,011      6,751      6,978


                                                                YEARS ENDED SEPTEMBER 30,
                                                 1993       1994        1995       1996       1997
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED BALANCE SHEET DATA

Working Capital                                  25,414     24,721      24,887     28,451     32,132
Total Assets                                     60,333     62,751      71,789     76,035     87,605
Short-Term Debt Including Current Portion of         49         56         757        595         62
Long-Term Debt
Long-Term Debt (Less Current Portion)               398        351       9,899      8,244     12,415
Shareholders' Equity                             48,036     48,863      46,440     51,696     56,918
Cash Dividends Declared Per Common Share*           .06        .10         .10        .11        .12

*Per share data and weighted average common and common equivalent shares outstanding information for all periods presented have been adjusted to reflect the 10% stock dividends in 1997 and 1996 and the 3:2 stock splits in 1989 and 1988.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996
NET SALES

Consolidated net sales for BHA Group Holdings, Inc. ("BHA") increased 8% to $130.6 million for the year ended September 30, 1997 ("fiscal year 1997") from $121.3 million for the year ended September 30, 1996 ("fiscal year 1996"). "Domestic" sales for the purposes of this "Management's Discussion and Analysis" are those to customers in the U.S. and Canada. The increase in overall sales was largely attributable to a 17% increase to $71.6 million in BHA's domestic sales of fabric filter products and services for the air pollution control market. An increase in the sales volume of new products developed for fine filtration applications contributed to the growth in the domestic business. The introduction of these new products proved to be very successful during fiscal year 1997. In addition, international sales of both fabric filter and electrostatic precipitator products and services increased 10% to $38.0 million during the year. The increase was attributable to higher sales of both U.S. exports and those originating from BHA's foreign operated businesses. These sales increases during fiscal year 1997 were offset by lower sales of domestic electrostatic precipitator replacement parts and services that decreased 18% to $21.0 million. This decrease in the sales of this business was due to a continued decrease in the labor portion of project revenues.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 31.2% and 28.7% during fiscal years 1997 and 1996, respectively. The improvement in the consolidated gross margin percentage was attributable to an increase in international sales and the continued successful introduction of newer products for fine filtration applications in our domestic business. The gross margin percentage for the domestic electrostatic precipitator business increased during the year due to a change in the sales mix as more replacement parts were sold compared to services performed. The gross margin percentage for BHA's operations in Europe were similar to the prior year.

OPERATING EXPENSE

Selling and advertising expense as a percentage of sales was 11.4% and 10.5% for fiscal years 1997 and 1996, respectively. The increase was due in part to expenses associated with expanding BHA's international operations. During fiscal year 1997 a sales office was opened in Shanghai, China, and the sales and technical support office in India was moved and expanded. In addition, higher expenses were incurred to expand BHA's sales and marketing efforts in the area of fine filtration products for both its traditional base of air pollution control customers and the new target group of potential PTFE membrane customers outside of air pollution control applications. General and administrative expense as a percentage of sales for 1997 was 10.2% compared to 9.3% in 1996. The increase was due in part to higher expenses associated with the enhancement of BHA's technological capabilities through the purchase of computers and related equipment.

NET INTEREST EXPENSE

Net interest expense for fiscal years 1997 and 1996 was $1.0 million and $732,000, respectively. The increase was attributable to $7.5 million in new borrowings from domestic banks during the year to fund capital expenditures and to purchase treasury stock.

INCOME TAXES

The effective income tax rates were 30.1% and 33.2% in fiscal years 1997 and 1996, respectively. The decrease was attributable to research and experimentation tax credits earned and benefits from the increase in BHA's international business.

NET EARNINGS

Net earnings were $8.1 million and $6.7 million for fiscal years 1997 and 1996, respectively. The improvement was attributable to higher sales volume and an increase in gross margin percentage combined with a lower effective income tax rate.

FISCAL 1996 COMPARED TO FISCAL 1995
NET SALES

Consolidated net sales during fiscal year 1996 were $121.3 million, which represented a 6% increase over the year ended September 30, 1995 ("fiscal year 1995"). The increase was attributable to higher international sales of fabric filter and electrostatic precipitator replacement parts and services in Europe, Latin America, the Near East and the Pacific Rim. During fiscal year 1996 these sales increased 43% to $34.7 million. The domestic fabric filter business increased 5% during the year to $61.1 million. Increase in the sales of newer products and major projects during the year were the primary reasons for the change. The domestic electrostatic precipitator business decreased 21% to $25.5 million as the market for these services remained extremely competitive. The decrease in sales was due to a decline in the labor portion of engineered rebuild projects due to customers electing to execute the work using internal resources.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 28.7% and 27.2% during fiscal years 1996 and 1995, respectively. The improvement in the consolidated gross margin percentage was primarily attributable to the continued increase in international sales. The gross margin percentages associated with BHA's international orders are typically higher than its domestic orders. The gross margin percentages for the domestic fabric filter business increased over the same period in the prior year due to a sales mix of replacement parts and services that favored newer products. The domestic electrostatic precipitator business also showed increased gross margin percentages from the prior year as the sales mix for this business during fiscal 1996 favored replacement parts rather than engineered rebuild projects.

OPERATING EXPENSES

Selling and advertising expense as a percentage of sales were 10.5% and 9.4% for fiscal years 1996 and 1995, respectively. The increase was attributable to higher selling expenses associated with the increase in international business and other costs to develop new markets and products. General and administrative expense as a percentage of sales for 1996 was 9.3%, which was consistent with 9.1% for 1995.

NET INTEREST EXPENSE

Net interest expense for fiscal years 1996 and 1995 was $732,000 and $367,000, respectively. The increase in interest expense during 1996 was attributable to an increase in the average borrowings outstanding under BHA's revolving credit facilities. This was primarily a function of timing as BHA did not borrow significant amounts under its lines of credit in 1995 until after the first quarter of that fiscal year. During 1996, BHA reduced its net borrowings under its lines of credit by $1.3 million.

INCOME TAXES

The effective income tax rates were 33.2% and 38.0% in fiscal years 1996 and 1995, respectively. The decrease in the effective tax rate was attributable to research and experimentation tax credits earned, other benefits derived from the increase in BHA's international business and a lower effective state income tax rate.

NET EARNINGS

Net earnings were $6.7 million and $6.0 million for fiscal years 1996 and 1995, respectively. The improvement was attributable to higher sales volume and an increase in gross margin percentage combined with a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $28.5 million at September 30, 1996 to $32.1 million at September 30, 1997. The current ratio of 3.1 in 1997 was consistent with the current ratio in 1996. Cash increased from $2.3 million to $2.6 million during the year. Cash provided by operating activities was $10.6 million, $8.4 million and $5.1 million in fiscal years 1997, 1996 and 1995, respectively. The amount of net cash provided by operating activities can fluctuate significantly as a result of changes in accounts receivable, inventory and accounts payable balances.

Investing activities have resulted in a net use of cash during the past three fiscal years due primarily to expenditures for property, plant and equipment. Capital expenditures were $10.5 million, $4.2 million and $9.9 million, in fiscal years 1997, 1996 and 1995, respectively. The increase in capital expenditures during fiscal 1997 included the purchase of land and a building to expand the operations of BHA Technologies along with the enhancement of our technological capabilities through the purchases of computers and related equipment. At September 30, 1997, BHA had unfulfilled commitments for capital expenditures aggregating $1.5 million.

During fiscal 1997, net cash provided by financing activities of $270,000 included the proceeds from long-term debt of $7.5 million which was used to purchase $2.7 million in treasury stock, and repay $2.2 million on its lines of credit and $1.7 million of long-term debt. During fiscal 1996, net cash used in financing activities of $3.5 million included net repayments on lines of credit of $1.3 million. During fiscal 1995, net cash provided by financing activities of $1.5 million included the proceeds from long-term debt of $2.5 million and net borrowings of $8.2 million on lines of credit. The 1995 borrowings were offset by $8.0 million in treasury stock purchases.

At September 30, 1997, BHA had unused domestic bank lines of credit of $18.2 million. In November 1996, BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7.02%. The proceeds were used to pay down existing variable interest rate debt. In March 1997, BHA borrowed $2.5 million under a two-year unsecured term note at a one-year interest rate of 3.90%. The interest rate adjusts to a variable rate after one year. The proceeds were used to purchase the land and building to expand the operating capacity of BHA Technologies. In July 1997, BHA increased its revolving credit capacity from $18 million to $23 million. BHA believes that cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OUTLOOK

The statements contained in this "Outlook" section are based on current expectations. These statements are forward looking and actual results may differ materially.

BHA expects that its earnings during the early part of fiscal 1998 will not increase as compared to the same periods in the previous year. The order backlog at September 30, 1997 of $41 million had not increased over the backlog at September 30, 1996. This factor is expected to impact sales growth during the first quarter of fiscal 1998. Slower sales growth combined with higher fixed operating expenses is expected to negatively impact earnings growth during the first six months of fiscal 1998.

Strong new order activity during the first and second quarters of fiscal 1998 should enable BHA to build its order backlog which is expected to generate earnings growth on the air pollution control side of the business during the last six months of the year.

BHA's traditional business is the sale of replacement parts and service for use in air pollution control applications. BHA sees significant potential in PTFE membrane applications outside of air pollution control. During 1997, BHA increased its investment in its wholly-owned subsidiary, BHA Technologies to enable it to expand its product development and manufacturing capabilities. BHA Technologies, Inc. has also added sales, marketing and technical resources to enable it to expand its business. BHA Technologies is currently in the process of qualifying its products with customers in a variety of industries. Through September 30, 1997, sales to this new base of customers have been minimal. Earnings growth for BHA during the last six months of fiscal 1998 is, to a large extent, dependent on BHA Technologies ability to convert a number of these opportunities into orders that will ship during fiscal 1998.

During fiscal 1997, 5% of BHA's revenues were derived from U.S. exports to customers in Asia. Since 1994, BHA has aggressively expanded its presence by establishing sales, marketing and service locations throughout the region in anticipation of increasing demand for its products and services in these growing markets. The current political and economic situations in this region are causing a wide spread slowdown in these markets. BHA sees significant long-term potential in Asia and plans on maintaining a presence in established markets. BHA's near-term strategy in response to the current situation in these markets will be to focus its sales efforts on the better performing countries and on customers in the region that have strong export potential. If this strategy is not successful and the economies in the region continue to deteriorate, earnings growth during the last six months of the year may be negatively impacted.

Gross margin percentage improvement was a key driver of earnings growth during fiscal 1997. BHA must continue to sell a mix of business favoring its newer product introductions in the area of fine filtration and maintain its international market share to keep gross margin percentages at the current level. Further expansion in gross margin percentages requires continued increases in sales of the newer products to air pollution control customers, additional growth in market share outside the United States and success in selling PTFE membrane products to industries outside of air pollution control.

BHA's effective tax rate for fiscal 1997 was 30.1% which reflected the benefits of research and experimentation credits earned and a lower tax rate associated with its international business. BHA expects that its tax rate for its upcoming fiscal year will increase, as it does not anticipate that the benefits associated with these items will be as significant in fiscal 1998.

BHA is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. BHA is currently utilizing internal resources to verify that its systems are Year 2000 compliant. These tests will be completed by December 1998. The costs associated with these tests have been charged to expense. Management does not believe the total expenses associated with Year 2000 compliance will be material to the consolidated financial statements.

In November 1997, BHA purchased the common stock of Purificacion y Filtracion, S.L. (Purfilter) in Barcelona, Spain for $1.3 million in cash using a portion of the available borrowings under BHA's existing credit facilities. This acquisition will be accounted for as a purchase and is expected to enable BHA to increase its overall share of the European market for air pollution control replacement parts and services.

The U.S. inflation rate grew at a moderate pace during 1997. BHA believes that its business is not affected by inflation, except to the extent the economy in general is affected.

NEW ACCOUNTING PRONOUNCEMENTS

During fiscal year 1997 the Financial Accounting Standards Board issued a number of new pronouncements. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", is effective for BHA's fiscal year 1998. This statement requires the restatement of earnings per share to show both a "basic" and "diluted" earnings per share number. Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. If SFAS No. 128 had been applied, basic earnings per share for fiscal years 1997, 1996 and 1995 would have been $1.23, $1.01 and $0.87, respectively, and dilutive earnings per share would have been $1.16, $0.99 and $0.85, respectively.

SFAS No. 129, "Disclosure of Information about Capital Structure", is effective for BHA's fiscal year 1998. SFAS No. 130, "Reporting Comprehensive Income", is effective for BHA's fiscal 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for BHA's fiscal 1999. Management does not expect the adoption of these statements to have a significant impact on the consolidated financial statements.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements that reflect BHA's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for BHA's products and services, and other factors. You should also consult the section entitled "Factors Affecting Earnings and Stock Price" which is included in BHA's Report of Form 10-K.

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

                                    PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 1997.

                                     PART IV

    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See accompanying Index to Consolidated Financial Statements and Schedules.

(a)(2) Financial Statement Schedules: See accompanying Index to Consolidated Financial Statements and Schedules. All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant's Financial Statements and Schedules.

(a)(3) Exhibits:

       (3a)   Certificate of Incorporation, as amended (1) (2) (9).

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

       (11)   Computation of earnings per common share (10).

       (21)   Subsidiaries of the Registrant (10).

       (23)   Independent Auditors' Consent (10).

       (27)   Financial Data Schedule - Article 5 (10).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 ,which is incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which is incorporated herein by reference.

(10) Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BHA GROUP HOLDINGS, INC.

Dated:     December 29, 1997             By:   /s/ James E. Lund
           ---------------------               ---------------------------------
                                               James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:     December 29, 1997             By:   /s/ James E. Lund
           ---------------------               ---------------------------------
                                               James E. Lund, President
                                               Principal Executive Officer and
                                               Director


Dated:     December 29, 1997             By:   /s/ Lamson Rheinfrank, Jr.
           ---------------------               ---------------------------------
                                               Lamson Rheinfrank, Jr.
                                               Chairman of the Board


Dated:     December 29, 1997             By:   /s/ Michael T. Zak
           ---------------------               ---------------------------------
                                                   Michael T. Zak
                                                   Vice Chairman and Director


Dated:     December 29, 1997             By:   /s/ Don H. Alexander
           ---------------------               ---------------------------------
                                                   Don H. Alexander
                                                   Director


Dated:     December 29, 1997             By:   /s/ Robert Freeland
           ---------------------               ---------------------------------
                                                   Robert Freeland
                                                   Director


Dated:     December 29, 1997             By:   /s/ Thomas A. McDonnell
           ---------------------               ---------------------------------
                                                   Thomas A. McDonnell
                                                   Director


Dated:     December 29, 1997             By:   /s/ James J. Thome
           ---------------------               ---------------------------------
                                                   James J. Thome
                                                   Executive Vice President,
                                                   Principal Operating Officer
                                                   and Director


Dated:     December 29, 1997             By:   /s/ Richard C. Green, Jr.
           ---------------------               ---------------------------------
                                                   Richard C. Green, Jr.
                                                   Director


Dated:     December 29, 1997             By:   /s/ James C. Shay
           ---------------------               ---------------------------------
                                                   James C. Shay
                                                   Principal Financial &
                                                   Accounting Officer, Secretary
                                                   and Treasurer

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report

Financial Statements:
    Consolidated Balance Sheets - September 30, 1997 and 1996
    Consolidated Statements of Earnings
       Years ended September 30, 1997, 1996 and 1995
    Consolidated Statements of Shareholders' Equity
       Years ended September 30, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows
       Years ended September 30, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

                                                                        Schedule
                                                                        --------
Schedule - Years ended September 30, 1997, 1996 and 1995 as required:
    Valuation and Qualifying Accounts                                      II

All other schedules are omitted because they are not applicable or the information is contained in the consolidated financial statements or notes thereto.

The Board of Directors BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc. and subsidiaries at September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

November 11, 1997
Kansas City, Missouri

Consolidated Balance Sheets

September 30,                                                                    1997     1996
-------------                                                                   -----     -----
(In thousands)
ASSETS
Current assets:

  Cash and cash equivalents                                                    $ 2,590       $ 2,304
  Accounts receivable, less allowance for doubtful receivables
        of $965 in 1997 and $932 in 1996                                        21,947        19,364
  Inventories (note 1)                                                          19,936        18,358

  Income taxes receivable                                                          518            --
  Prepaid expenses                                                               1,250         1,105
  Deferred income taxes (note 3)                                                 1,216           975
                                                                              ---------     ---------
    Total current assets                                                        47,457        42,106
                                                                              ---------     ---------
Property, plant and equipment, at cost:
  Land and improvements                                                          1,262           955
  Buildings and improvements                                                    20,356        15,896
  Machinery and equipment                                                       31,616        26,358
  Office furniture, fixtures and equipment                                       3,514         2,877
                                                                              ---------     ---------
                                                                                56,748        46,086
  Less accumulated depreciation and amortization                                24,537        20,662
                                                                              ---------     ---------
    Net property, plant and equipment                                           32,211        25,424
                                                                              ---------     ---------
  Intangible and other assets, less accumulated amortization                    3,001         3,422
  Excess of cost over net assets of businesses acquired,
    less accumulated amortization                                                4,936         5,083
                                                                              ---------     ---------
                                                                               $87,605       $76,035
                                                                              =========     =========

September 30,                                                                    1997          1996
-------------                                                                    ----          ----
(In thousands, except share data)


Liabilities and Shareholders' Equity

Current liabilities:

  Current installments of long-term debt (note 2)                              $    62        $    595
  Accounts payable                                                               8,341           5,764
  Accrued compensation and employee benefit costs                                4,371           4,453
  Accrued expenses and other current liabilities                                 1,636           1,308
  Reserve for warranty and product service                                         915             970
  Income taxes payable                                                            --               565
                                                                              ---------       ---------
    Total current liabilities                                                   15,325          13,655
                                                                              ---------       ---------
Deferred income taxes (note 3)                                                   2,947           2,440
Long-term debt, excluding current installments (note 2)                         12,415           8,244
Shareholders' equity (notes 2 and 4):
  Common Stock $.01 par value
    Authorized 20,000,000 shares:
    issued 7,837,789 and 7,091,211 shares, respectively                             78              71
  Additional paid-in capital                                                    47,607          33,392
  Retained earnings                                                             27,773          31,963
  Foreign currency translation adjustment                                         (148)           (138)
  Unearned compensation (note 4)                                                  (211)           (315)
  Less cost of 1,335,210 and 1,077,787, respectively,
    shares of common stock in treasury                                         (18,181)        (13,277)
                                                                              ---------       ---------
    Total shareholders' equity                                                  56,918          51,696
                                                                              ---------       ---------
Commitments and contingent liabilities (note 5)                                $ 87,605       $ 76,035
                                                                              =========       =========


                    See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings



Years ended September 30,               1997                1996           1995
------------------------               -----                ----           ----
(In thousands, except per data share)


Net sales                             $130,599            $121,308          $114,723
Cost of sales                           89,813              86,491            83,517
                                       --------           --------         ---------
  Gross margin                          40,786              34,817            31,206
                                       --------           --------         ---------
Operating expenses:
  Selling and advertising expense       14,888              12,744            10,778
  General and administrative expense    13,308              11,304            10,457
                                       --------           --------         ---------
    Total operating expenses            28,196              24,048            21,235
                                       --------           --------         ---------
    Operating income                    12,590              10,769             9,971
Interest expense                        (1,048)               (757)             (409)
Interest income                             39                  25                42
                                       --------           --------         ---------
    Earnings before income taxes        11,581              10,037             9,604
                                       --------           --------         ---------
Income taxes (note 3):
  Current                                3,214               3,369             3,704
                                       --------           --------         ---------
  Deferred                                 266                 (39)              (54)
                                       --------           --------         ---------
    Total income taxes                   3,480               3,330             3,650
                                       --------           --------         ---------
    Net earnings                       $ 8,101            $  6,707           $ 5,954
                                       ========           ========         =========
Earnings per common share *               1.16                0.99              0.85
                                       ========           ========         =========

* Earnings per share for all periods presented have been adjusted to reflect the 1997 and 1996 stock dividends of 10%


See accompanying notes to consolidated financial statements.

                                 Consolidated Statements of Shareholders' Equity


Years ended September 30,                                   1997             1996            1995
-------------------------                                   ----             ----            ----
(In thousands, except share and per data share)
Common stock:

  Balance at beginning of year                              $    71         $     64        $      64
  Issuance of 34,490 shares of common stock in 1997,
        21,100 shares in 1996 and 46,300 shares in 1995         --               --              --
  Issuance of 712,088 shares in 1997 and 643,809 shares
        in 1996 for 10% stock dividend                            7                7              --
                                                           ---------        ---------        ---------
  Balance at end of year                                         78               71               64
                                                           ---------        ---------        ---------
Additional paid-in capital:

  Balance at beginning of year                               33,392           24,923           24,402
  Excess over par value of common stock issued                  433              160              521
  Common stock issued from treasury for stock
     option exercises                                          (165)            (616)             --
  Income tax benefit from stock option exercises                157              401              --
  Issuance of 10% stock dividend                             13,790            8,524              --
                                                           ---------        ---------        ---------
  Balance at end of year                                     47,607           33,392           24,923
                                                           ---------        ---------        ---------
Retained earnings:
  Balance at beginning of year                               31,963           33,194           27,926
  Net earnings                                                8,101            6,707            5,954
  Payment of cash dividends on common stock
        ($0.12, $0.11 and $0.10 per share in 1997,
         1996 and 1995, respectively)                          (740)            (675)            (686)
  Issuance of 10% stock dividend                            (11,551)          (7,263)              --
                                                           ---------        ---------        ---------
  Balance at end of year                                     27,773           31,963           33,194
                                                           ---------        ---------        ---------
Foreign currency translation adjustment:
  Balance at beginning of year                                 (138)             281               38
  Equity adjustment from foreign currency translation           (10)            (419)             243
                                                           ---------        ---------        ---------
  Balance at end of year                                       (148)            (138)             281
                                                           ---------        ---------        ---------
Unearned compensation (note 4):
  Balance at beginning of year                                 (315)            (418)             --
  Issuance of 45,000 shares of restricted common stock           --              --              (517)
  Recognition of compensation expense                           104              103               99
                                                           ---------        ---------        ---------
  Balance at end of year                                       (211)            (315)            (418)
                                                           ---------        ---------        ---------
Treasury stock:
  Balance at beginning of year                              (13,277)         (11,604)          (3,567)
  Acquisition of 149,990, 42,198 and 625,100 shares of
        common stock at cost in 1997, 1996 and 1995,
        respectively                                         (2,669)            (601)          (8,037)
  Issuance of 8,534 shares in 1997 and 31,878 shares
        in 1996 from treasury for stock option
        exercises, net                                           11              195             --
  Issuance of 115,967 new treasury shares in 1997
        and 95,867 new treasury shares in 1996
        for 10% stock dividend                               (2,246)          (1,267)            --
                                                           ---------        ---------        ---------
  Balance at end of year                                    (18,181)         (13,277)         (11,604)
                                                           ---------        ---------        ---------
    Total shareholders' equity                              $56,918          $51,696          $46,440
                                                           =========        =========        =========


                    See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows


Years ended September 30,                              1997                  1996              1995
-------------------------                              ----                  ----               ----
(In thousands)
Cash flows from operating activities:
  Net earnings                                         $8,101              $   6,707         $  5,954
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
    Depreciation and amortization                       4,490                  4,461            4,286
    Provision for deferred income taxes                   266                   (39)              (54)
  Changes in assets and liabilities:

    Accounts receivable                                (2,583)                  (289)          (4,117)
    Inventories                                        (1,578)                (3,493)          (2,412)
    Prepaid expenses                                     (145)                  (249)             366
    Income taxes                                         (926)                   240              344
    Accounts payable                                    2,577                   (535)            (879)
    Accrued expenses and other current liabilities        429                  1,553            1,576
                                                     ---------              ---------        ---------
      Net cash provided by operating activities        10,631                  8,356            5,064
                                                     ---------              ---------        ---------
Cash flows from investing activities:
  Additions to property, plant and equipment          (10,523)                (4,195)          (9,857)
  Acquisition of product rights and additions to
    other intangible assets                               (82)                  (274)          (1,460)
                                                     ---------              ---------        ---------
      Net cash used in investing activities           (10,605)                (4,469)         (11,317)
                                                     ---------              ---------        ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  195                     32                4
  Payment of cash dividends on common stock              (740)                  (675)            (686)
  Purchase of treasury stock                           (2,669)                  (601)          (8,037)
  Stock option exercises-- net payments                  (154)                  (421)            --
  Proceeds from long-term debt                          7,500                     --            2,500
  Repayments of long-term debt                         (1,708)                  (564)            (457)
  Borrowings (repayments) on lines of credit, net      (2,154)                (1,252)           8,206
                                                     ---------              ---------        ---------
      Net cash provided by (used in) financing
          activities                                      270                 (3,481)           1,530
                                                     ---------              ---------        ---------
  Effect of exchange rate changes                         (10)                  (419)             243
                                                     ---------              ---------        ---------
    Net increase (decrease) in cash and cash
     equivalents                                          286                    (13)          (4,480)
Cash and cash equivalents at beginning of year          2,304                  2,317            6,797
                                                     ---------              ---------        ---------
Cash and cash equivalents at end of year                2,590                  2,304            2,317
                                                     =========              ==========       =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                              1,025                    708              402
                                                     =========              ==========       =========
  Income taxes                                          4,297                  3,863            3,306
                                                     =========              ==========       =========
Supplemental disclosure of noncash investing
    and financing activities:
  Issuance of common stock to directors,
    officers and employees                                238                    128              517
                                                     =========              ==========       =========




See accompanying notes to consolidated financial statements.

                                      Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Presentation

The consolidated financial statements include the accounts of BHA Group Holdings, Inc. (BHA) and its wholly-owned foreign and domestic subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

BHA recognizes revenue at the time products are shipped or services are performed.

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

Inventories

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 1997 and 1996 were as follows:




$ in thousands              1997           1996
--------------              ----           ----
Raw materials             $ 11,697       $ 13,448
Work-in-process              1,015            373
Finished goods               7,224          4,537
                          --------       --------
Total                     $ 19,936       $ 18,358
                          ========       ========

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts; replacements, maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

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

Foreign Currency Translation

Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in shareholders' equity. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains included in the consolidated statements of earnings for 1997, 1996 and 1995 amounted to $93,027, $24,304 and $14,700, respectively.

Notes Continued



Forward Exchange Contracts

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1997, the aggregate amount of such forward exchange contracts was approximately $1,700,000. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1997. There were no forward exchange contracts outstanding at September 30, 1996.


Treasury Stock


Since June 1994, the Board of Directors of BHA have periodically approved the purchase of up to 2,000,000 shares of the Company's common stock. The purchases of common stock are recorded at cost on the date of purchase. Issuances of common stock from the treasury are recorded at the average cost of common stock held in the treasury.


Earnings Per Common Share

Earnings per common share is computed based on the average number of common shares and common share equivalents outstanding (6,977,553, 6,751,247 and 7,010,654 for 1997, 1996 and 1995, respectively). The common share equivalents which had a dilutive effect on earnings per share and were included in the computation of earnings per share amounted to 408,262, 136,245 and 149,960 for 1997, 1996 and 1995, respectively. The stock options which result in common share equivalents are described in note 4.


During fiscal year 1997 the Financial Accounting Standards Board issued a number of new pronouncements. Statement of Financial Acounting Standards No. 128, "Earnings per share", is effective for BHA's fiscal year 1998. This statement requires the restatement of earnings per share to show both a "basic" and "diluted" earnings per share number. Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Basic earnings per share for fiscal years 1997, 1996 and 1995 would have been $1.23, $1.01 and $0.87, respectively, and dilutive earnings per share would have been $1.16, $0.99 and $0.85, respectively.



A 10% stock dividend was distributed in June 1997 and July 1996. All per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock dividends for all periods presented.


Cost in Excess of Net Assets Acquired and Intangible Assets

Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $979,000 and $832,000 at September 30, 1997 and 1996, respectively.

Intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $4,944,000 and $4,441,000 at September 30, 1997 and 1996, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term debt is estimated by discounting future cash flows using current market rates. The carrying amount of long-term debt approximates fair value at September 30, 1997.

2. Notes Payable to Banks and Long-term Debt

A summary of notes payable to banks and long-term debt at September 30, 1997 and 1996 are as follows:

$ in thousands                                     1997      1996
--------------                                     ----      ----
Unsecured lines of credit
  with variable interest rates                    $4,800     6,954
Notes payable to domestic banks
  bearing interest at 3.90% to 7.02%               7,500     1,625
Other notes payable                                  177       260
Less current installments                             62       595
                                                 -------    ------
Long term debt,
  excluding current installments                 $12,415    $8,244
                                                 =======    ======

In November 1996, BHA entered into a $5,000,000 unsecured term loan, the proceeds of which were used to repay existing long term debt and provide for general corporate matters. This term loan has a fixed interest rate of 7.02% and matures in October 2001. Principal and interest payments of $154,000 are due in monthly installments starting in November 1998. In March 1997, BHA entered into a $2,500,000 unsecured term loan to fund capital expenditures. This term loan has a one year interest rate of 3.90% and converts to a variable rate based on LIBOR in March 1998. This term loan matures in March 1999 and principal is due upon maturity.

BHA has domestic unsecured bank lines of credit amounting to $23,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on either the prime rate or LIBOR. These lines expire in the following fiscal years: 1999-$5,000,000; 2000 - $8,000,000; 2002 -
$10,000,000. The facilities include revolving credit agreements of $18,000,000 in which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 1997, $4,800,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.63%.

BHA's foreign subsidiary located in Germany maintains a line of credit with a foreign bank in the amount of DM1,800,000 (approximately $1,023,000 U.S.). BHA's foreign subsidiary located in Switzerland also maintains a line of credit with a foreign bank in the amount of SFR 200,000 (approximately $138,000 U.S.). As of September 30, 1997, there were no amounts outstanding under these lines of credit. As of September 30, 1996, $29,000 was outstanding.

The term loans and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at September 30, 1997. At September 30, 1997, $9,203,000 of retained earnings were available for dividends.

Scheduled payments on long-term debt for the next five fiscal years are as follows:

 $ in thousands
 ---------------
        1998                       $62
        1999                     3,900
        2000                     6,445
        2001                     1,764
        2002                       306
        ----                   -------
                               $12,477
                               =======

3.      Income Taxes

The components of total income tax expense for the years ended September 30, 1997, 1996 and 1995 are as follows:

$ in thousands                 1997          1996        1995
--------------                 ----          ----        ----
Current income tax expense:
  Federal                      2,260        2,433       2,967
  Foreign                        548          606         304
  State and local                406          330         433

Deferred income tax
  expense (benefit):
  Federal                        250           (19)       (48)
  State                           16           (20)        (6)
                              ------        ------     -------
                              $3,480        $3,330     $3,650
                              ======        ======     =======

The effective tax rate differs from the expected tax rate for the respective years as follows:

                                1997          1996       1995
                                ----          ----       ----
Expected income tax expense     34.0%         34.0%      34.0%
State income taxes, net          2.3           2.2        2.9
Difference in tax rates of
   foreign subsidiaries         (3.6)         (2.9)       (.7)
Research and
   experimentation credits      (3.4)         (2.0)        --
Other, net                        .8           1.9        1.8
                               ------         ------     ------
Effective income tax rate       30.1%         33.2%      38.0%
                               ======         ======     ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented as follows:

$ in thousands                               1997            1996
---------------                              ----            ----
Deferred tax assets:
  Reserves not currently deductible          $1,114          $912
  Inventories                                   153           314
  Other, net                                    316           267
                                             ------         ------
  Total gross deferred tax assets             1,583         1,493
                                             ------         ------
Deferred tax liabilities:
  Intangible and other assets                   374           725
  Property, plant and equipment                 941           814
  Prepaid expenses                              193           197

  Deferred compensation                         145           163
  Other, net                                  1,661          1,059
                                             ------         ------
  Total gross deferred tax liabilities        3,314          2,958
                                             ------         ------
  Net deferred tax liability                  1,731         $1,465
                                             ======         ======

At September 30, 1997 and 1996, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

 $ in thousands                              1997             1996
----------------                             ----             ----
Current deferred income tax asset           $1,216           $975
                                            ------         ------
Non-current deferred income tax liability   (2,947)        (2,440)
                                            ------         ------
Net deferred income tax liability           (1,731)       $(1,465)
                                            ======         =======

BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences.

BHA has not provided deferred taxes on the cumulative undistributed earnings/(losses) of its foreign subsidiaries, which approximate $1,319,000, $955,000 and $285,000 at September 30, 1997, 1996 and 1995, respectively, as management considers these earnings to be permanently invested. Net earnings of the foreign subsidiaries were approximately $364,000, $670,000 and $468,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

4. Incentive Stock Plan

BHA has an incentive stock plan for key employees, officers and directors. The plan originally provided for 1,280,000 shares of common stock available for issuance of stock options, restricted stock and payment to outside directors in lieu of cash. Stock options are granted at a price equal to the fair market value of BHA Common Stock at the date of grant for terms of up to ten years.

In accordance with the terms of the incentive stock plan, the Compensation Committee of the Board of Directors, which administers the plan, made adjustments to the plan and the outstanding options to take into account the dilutive effect of the stock dividends in 1997 and 1996. The number of shares available for issuance under the plan was increased from 1,280,000 to 1,517,600.

During 1995, BHA awarded 45,000 shares of restricted stock, under the incentive stock plan, to certain employees. The market value of the awards at the date of issuance is being recognized as compensation expense ratably over the five-year vesting period.

On October 1, 1996, BHA adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting for stock-based employee compensation plans. BHA has chosen to adopt the pro-forma disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) which is permitted under SFAS 123. Under APB 25 compensation expense is recorded on the date of grant for stock options granted only if the current market price of the underlying stock exceeds the exercise price.

A summary of transactions in the incentive stock plan is as follows:

                                1997                          1996                        1995
                                       Weighted-                    Weighted-                  Weighted-
                          Number        average          Number      average       Number      average
                            of         exercise           of        exercise        of         exercise
                          Shares         price          Shares*       price*       Shares*     price*
                         ---------    ----------      -----------   -----------   ----------   ---------
Outstanding
at beginning
of year                   1,052,903       $9.58        1,168,080       $9.04        919,183     $8.61
Granted                       5,500       16.75            6,050       10.54        254,100     10.56
Canceled                    (10,588)      10.54          (26,624)      10.85         (3,630)     9.92
Exercised                   (48,332)       7.52          (94,603)       2.57         (1,573)     2.63
                          ---------       ------       ---------       -----    -----------     ------
Outstanding at
end of year                 999,483        9.71        1,052,903        9.58      1,168,080      9.04
                          =========       ======       =========       =====     ===========    ======
Exercisable at
end of year                 810,850        9.73          534,651        9.74        585,123      8.62

* All share and exercise price information has been adjusted to reflect the 1997 and 1996 stock dividends of 10%.

                      Options Outstanding                      Options Exercisable
                      --------------------                    -----------------------
        Range of          Number       Weighted-       Weighted          Number        Weighted
        Exercise       Outstanding  avg. contracted  avg. exercise     exercisable      average
         Prices         at 9/30/97    life in yrs.       price         at 9/30/97    exercise price
       ----------     ------------  ---------------  --------------   ------------   --------------
 $6.34-10.54              841,220          4.9            $8.90           658,087        $8.75
 $11.84-16.75             158,263          4.6           $14.06           152,763        $13.96
                          -------                                         -------
                          999,483                                         810,850
                          =======                                         =======

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $5.98 and $4.30, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:
1997-expected dividend yield of 1.0%, risk free interest rate of 6.1%, expected volatility factor of 18.9% and an expected term of 8 years; 1996 - expected dividend yield of 1.0%, risk free interest rate of 6.1%, expected volatility factor of 21.1% and an expected term of 8 years.

Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net income. Stock-based compensation expense, if recorded under SFAS 123 would have reduced net income by $12,000 in 1997 and $8,000 in 1996, with no effect on earnings per share in 1997 or 1996.

Compensation expense for options granted prior to October 1, 1995 is not considered. The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro-forma net earnings amounts above since compensation expense is reflected over the option's vesting period of four years for both 1997 and 1996 options.


5. Commitments and Contingent Liabilities

Employee Benefit Plans

BHA has a noncontributory Employee Stock Ownership Plan (ESOP) which includes substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP. Benefits become vested according to years of service. Contributions charged to operating expense were $1,175,000, $983,000 and $865,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. The 401(k) Plan provides that 100% of a participant's contribution will be matched by BHA subject to a maximum contribution which is determined annually at the discretion of the Board of Directors. BHA matching contributions become vested based on years of service. BHA made matching contributions of $253,000, $232,000 and $110,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Leases

A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows:

        Years ending September 30:      $ in thousands
        -------------------------       ---------------

                  1998                      $1,446
                  1999                         814
                  2000                         212
                  2001                          23
                  2002                          14

It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Total rental expense on noncancelable, long-term operating leases amounted to approximately $1,036,000, $652,000 and $640,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Letters of Credit

The terms of certain contracts require that BHA issue standby letters of credit to assure performance. In addition to the bank lines of credit described in Note 2, BHA has another line of credit agreement totaling $2,000,000 for the issuance of these letters of credit. Open standby letters of credit amounted to $578,000 and $248,000 at September 30, 1997 and 1996, respectively.

Litigation

In the normal course of business, BHA is party to certain actions arising out of various allegations of product or professional liability. BHA has insurance coverage for substantially all such actions, subject to coverage limitations and deductibles for each claim. In the opinion of management, the amount of loss, if any, from the final outcome of these actions will not have a material adverse impact on the consolidated financial statements.

6. Supplemental Financial Information

The Company sells products and services in several geographic areas. Operations of the domestic business segment are based in the United States (U.S.). The domestic business segment provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and China. The foreign business segment manufactures and sells in Europe. Set forth below is information regarding the Company's business segments for each of the years in the three-year period ended September 30, 1997:

 ($ in thousands)              1997            1996            1995
------------------             ----            ----            ----
Domestic assets                76,976         68,089         64,299
Foreign assets                 10,629          7,946          7,490
                              -------        -------        -------
Total                          87,605         76,035         71,789
                              =======        =======        =======
Domestic sales                114,168        105,962        101,391
Foreign sales                  16,431         15,346         13,332
                              -------        -------        -------
Total                         130,599        121,308        114,723
                              =======        =======        =======
Domestic operating income      10,911          9,703          9,281
Foreign operating income        1,679          1,066            690
                              -------        -------        -------
Total                          12,590         10,769          9,971
                              =======        =======        =======


U.S. export sales to unaffiliated customers in Canada, Latin America, the Near East, the Pacific Rim and China were $24,966,000, $22,410,000 and $13,653,000 for the years ended September 30, 1997, 1996 and 1995, respectively. These revenues are included in "Domestic sales" in the table above.


7. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

Three months ended Dec.31         March 31       June 30        Sept. 30
 -------------------------        --------       -------        --------
($ in thousands, except per share data)
1997
Net sales           31,116          33,646         33,054         32,783
Gross margin         9,347          10,274         10,574         10,591
Net earnings         1,795           1,972          2,006          2,328
Earnings per share*    .26             .29            .29            .33

1996
Net sales           27,699          31,202         30,928         31,479
Gross margin         8,095           8,938          8,621          9,163
Net earnings         1,506           1,740          1,780          1,681
Earnings per share*    .23             .25           .26             .25

* Earnings per share for all periods presented have been adjusted to reflect the 1997 stock dividend of 10%

The quarter ended September 30, 1997 reflects recognition of research and experimentation credits of $132,000 ($0.02 per share).

                                                                     Schedule II


                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                               Charged to
                                                 Beginning      Costs and                        Ending
                                                  Balance       Expenses        Deductions       Balance

Allowance for doubtful receivables:
Year ended September 30, 1997                $         932            385            352            965
                                                ============   ============   ============    ===========

Year ended September 30, 1996                $         830            382            280            932
                                                ============   ============   ============    ===========

Year ended September 30, 1995                $         757            451            378            830
                                                ============   ============   ============    ===========

Reserve for Warranty and Product Service
Year ended September 30, 1997                $         970          1,715          1,770            915
                                                ============   ============   ============    ===========

Year ended September 30, 1996                $         849          1,481          1,360            970
                                                ============   ============   ============    ===========

Year ended September 30, 1995                $         796          1,169          1,116            849
                                                ============   ============   ============    ===========

                                  EXHIBIT INDEX

   EXHIBIT NO.                     DESCRIPTION                              PAGE

       3a            Certificate of Incorporation, as Amended

       11               Computation of Per Share Earnings

       21            Subsidiaries of BHA Group Holdings, Inc.

       23                 Independent Auditors' Consent

       27              Financial Data Schedule - Article 5



                                      -36-


                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................   'r'