Form 10-Q
period 1997-12-31
BHA GROUP INC
filed 1998-02-13
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


  For the Quarter Ended                                Commission File Number
    December 31, 1997                                          0-15045

                            BHA Group Holdings, Inc.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                      43-1416730
-----------------------------------           ---------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer Identification
   Incorporation or Organization)                           Number)

8800 East 63rd Street, Kansas City, Missouri                  64133
---------------------------------------------     ---------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code       (816) 356-8400
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

                        Yes           x               No
                                     ---             ---

As of January 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 6,517,903.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


           (In thousands, except share data)                 December 31,      September 30,
                       Assets                                    1997               1997
                                                           --------------     ---------------
Current assets:
     Cash and cash equivalents                                  $    935       $    2,590
     Accounts receivable, less allowance for doubtful
       receivables of $925 and $965, respectively                 23,992           21,947
     Inventories (note 3)                                         20,172           19,936
     Income taxes receivable                                          --              518
     Prepaid expenses                                              1,947            1,250
     Deferred income taxes                                         1,318            1,216
                                                             -----------    -------------
              Total current assets                                48,364           47,457
                                                             -----------    -------------
Property, plant and equipment, at cost:
     Land and improvements                                         1,272            1,262
     Buildings and improvements                                   21,987           20,356
     Machinery and equipment                                      33,055           31,616
     Office furniture, fixtures and equipment                      3,709            3,514
                                                             -----------     ------------
                                                                  60,023           56,748

     Less accumulated depreciation and amortization               25,706           24,537
                                                             -----------     ------------
              Net property, plant and equipment                   34,317           32,211
                                                             -----------     ------------
Other assets                                                       8,813            7,937
                                                             ===========     ============
                                                                $ 91,494         $ 87,605
                                                             ===========     ============
          Liabilities and Shareholders' Equity

Current liabilities:

     Current installments of long-term debt                     $    313         $     62
     Accounts payable                                              5,290            8,341
     Accrued compensation and employee benefit costs               2,352            4,371
     Accrued expenses and other current liabilities                2,559            2,551
     Income taxes payable                                            246               --
                                                             -----------     ------------
         Total current liabilities                                10,760           15,325
                                                             -----------     ------------
Long-term deferred income taxes                                    3,058            2,947
Long-term debt, excluding current installments                    19,621           12,415
Other Liabilities                                                    120               --
Shareholders' equity:
     Common stock $0.01 par value.
       Authorized 20,000,000 shares; issued 7,858,660
       and 7,837,789, respectively                                    79               78
     Additional paid-in capital                                   47,884           47,607
     Retained earnings                                            28,968           27,773
     Foreign currency translation adjustment                        (517)            (148)
     Unearned compensation                                          (185)            (211)
     Less cost of 1,340,756 shares and 1,335,210 of
       common stock in treasury                                  (18,294)         (18,181)
                                                             -----------      -----------
              Total shareholders' equity                          57,935           56,918
                                                             ============    ============
                                                                $ 91,494         $ 87,605
                                                             ============    ============




See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)





(In thousands, except per share data)                 1997             1996
                                                      ----             ----

Net sales                                           $ 30,022          $ 31,116
Cost of sales                                         20,312            21,769
                                                   ---------          --------
        Gross margin                                   9,710             9,347
                                                   ---------          --------
Operating expenses
    Selling and advertising expense                    3,918             3,435
    General and administrative expense                 3,486             3,038
                                                   ---------          --------
        Total operating expenses                       7,404             6,473
                                                   ---------          --------
        Operating income                               2,306             2,874
                                                   ---------          --------
Interest income                                          (13)               (5)
Interest expense                                         259               184
                                                   ---------          --------
        Earnings before income taxes                   2,060             2,695
                                                   ---------          --------
    Income taxes                                         670               900
                                                   =========          ========
        Net earnings                                $  1,390          $  1,795
                                                   =========          ========
Basic earnings per common share                     $    .21          $    .27*
Diluted earnings per common share                        .20               .26*

Basic weighted average number of common                6,507             6,606
shares outstanding
Diluted weighted average number of common              6,982             6,783
shares outstanding


*Earnings per share have been adjusted to reflect the 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

(In thousands)                                             1997           1996
                                                           ----           ----
Cash flows from operating activities:

    Net earnings:                                          $ 1,390      $ 1,795
         Adjustment to reconcile net earnings to net
             cash provided by operating activities:
         Depreciation and amortization                       1,300        1,094

    Changes in assets and liabilities:
         Accounts receivable                                (1,306)        (892)
         Inventories                                           135       (1,163)
         Prepaid expenses                                     (697)        (533)
         Accounts payable                                   (3,651)        (828)
         Accrued expenses and other liabilities             (2,682)      (2,373)
         Income taxes payable                                  764          191
                                                           -------      -------
              Net cash used in operating activities         (4,747)      (2,709)
                                                           -------      -------

Cash flows from investing activities:
     Acquisition of property, plant and equipment           (2,503)      (1,851)
     Net assets of businesses acquired, excluding cash      (1,104)        --
                                                           -------      -------
         Net cash used in investing activities              (3,607)      (1,851)
                                                           -------      -------

Cash flows from financing activities:
     Payment of cash dividend on common stock                 (195)        (180)
     Purchase of treasury stock                               (130)        (740)
     Proceeds from issuance of common stock                     81           37
     Net stock options exercised                               (17)        --
     Proceeds from borrowings under bank term notes           --          5,000
     Net proceeds from borrowings under
         revolving bank lines of credit                      7,410        1,211
     Repayments of long-term debt and other long-term          (81)      (1,642)
         liabilities                                          --           --
                                                           -------      -------
         Net cash provided by financing activities           7,068        3,686
                                                           -------      -------
         Effect of exchange rate changes                      (369)          44
                                                           -------      -------
     Net decrease in cash and cash equivalents              (1,655)        (830)
Cash and cash equivalents at beginning of period             2,590        2,304
                                                           -------      -------
Cash and cash equivalents at end of period                 $   935      $ 1,474
                                                           =======      =======


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)




(In thousands, except share and per share data)              1997            1996
                                                             ----            ----
Common stock:

    Balance at beginning period                             $     78      $     71
    Issuance of 20,871 and 17,903 shares of common
        stock in 1997 and 1996, respectively                       1          --
                                                            --------      --------
    Balance at end of period                                      79            71
                                                            --------      --------
Additional paid-in capital:
    Balance at beginning of period                            47,607        33,392
    Excess over par value of common stock issued                 277           251
                                                            --------      --------
    Balance at end of period                                  47,884        33,643
                                                            --------      --------
Retained earnings:
    Balance at beginning of period                            27,773        31,963
    Net earnings for the period                                1,390         1,795
    Cash dividends of $.03 per share paid on common
        stock during 1997 and 1996                              (195)         (180)
                                                            --------      --------
    Balance at end of period                                  28,968        33,578
                                                            --------      --------
Foreign currency translation adjustment:
    Balance at beginning of period                              (148)         (138)
    Equity adjustment from foreign currency translation         (369)           44
                                                            --------      --------
    Balance at end of period                                    (517)          (94)
                                                            --------      --------
Unearned compensation:
    Balance at beginning of period                              (211)         (315)
    Compensation expense                                          26            26
                                                            --------      --------
    Balance at end of period                                    (185)         (289)
                                                            --------      --------
Treasury stock:
    Balance at beginning of period                           (18,181)      (13,277)
    Acquisition of 7,000 and 43,000 shares of common
        stock, at cost, during 1997 and 1996, respectively      (130)         (740)
    Sale of 1,454 treasury shares pursuant to
        stock option exercises, net, during 1997                  17          --
                                                            --------      --------
    Balance at end of period                                 (18,294)      (14,017)
                                                            --------      --------

    Total shareholders' equity                              $ 57,935      $ 52,892
                                                            ========      ========



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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s Annual Report to Shareholders for the fiscal year ended September 30, 1997, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2) EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" during the first quarter ended December 31, 1997. This statement requires the restatement of earnings per common share to show both a "basic" and "diluted" earnings per share number. Basic earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted earnings per share includes the dilutive effect of common share equivalents in the computation of earnings per common share.

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

(3) INVENTORIES

BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 1997 and September 30, 1997 were as follows (in thousands):


                                     December 31,        September 30,
                                         1997                1997

          Raw materials               $ 13,150             $ 11,697
          Work-in-process                  303                1,015
          Finished goods                 6,719                7,224
                                      --------             --------
          Total                       $ 20,172             $ 19,936
                                      ========             ========

(4) ACQUISITION OF BUSINESS

In November 1997, the Company acquired Purificacion y Filtracion, S.L. (Purfilter), located in Spain, for $1,275,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired based upon the estimated fair values as of the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over thirty years.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

BHA Group Holdings, Inc. (the "Company") develops, manufactures and markets innovative filtration products and services to domestic customers in the U.S. and Canada and to international customers around the world. The Company's international focus is primarily in Europe, the Near East, Pacific Rim and Latin America. Consolidated net sales for the Company decreased 3.5% to $30,022,000 for the three months ended December 31, 1997 from $31,116,000 for the three months ended December 31, 1996. The decrease in consolidated sales was attributable to an 11% decline in the Company's international business caused by lower U.S. export sales. The decline in U.S. exports was offset in part by an increase in business in Europe. Domestic sales of both fabric filters and electrostatic precipitator replacement parts and services were flat during the first quarter of fiscal 1998 as compared to the same period in the prior year.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 32.3% and 30.0% during the three months ended December 31, 1997 and 1996, respectively. Although gross margin as a percentage of sales increased as compared to the same period in the prior year, it was consistent sequentially with the fourth quarter of the prior fiscal year. The improvement in gross margin percentage was attributable to a favorable sales mix in the parts and services business for both fabric filters and electrostatic precipitators.

OPERATING EXPENSE

Consolidated selling and advertising expense as a percentage of sales was 13.1% and 11.0% for the three months ended December 31, 1997 and 1996, respectively. The $483,000 increase in selling and advertising expense was attributable to higher expenses associated with the Company's international business and higher costs relating to its BHA Technologies, Inc.subsidiary.

General and administrative expense as a percentage of sales for the first quarter of fiscal 1998 was 11.6% compared to 9.8% for the first quarter in fiscal 1997. The increase was due in part to higher expenses associated with the enhancements of the Company's information technology systems.

NET INTEREST EXPENSE

Net interest expense for the three months ended 1998 and 1997 was $246,000 and $179,000, respectively. The increase in net interest expense was attributable to higher bank borrowings under the Company's credit facilities. Proceeds from the borrowings were used to fund working capital requirements, the acquisition of Purfilter in Spain and capital expenditures relating to the Company's existing businesses.

INCOME TAXES

The effective income tax rate was 33% for the three-month periods ended December 31, 1997 and 1996.

NET EARNINGS

Net earnings for the three month period decreased 23% to $1.4 million from $1.8 million for the same period in the prior year. Basic and diluted earnings per share for the three months ended December 31, 1997 were $0.21 per share and $0.20 per share, respectively. This compares to basic and diluted earnings per share of $0.27 and $0.26 during the same period in the prior year. The decrease in net earnings and net earnings per share was attributable to a decrease in sales combined with higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong at December 31, 1997. Net working capital increased 17% to $37.6 million from $32.1 million at September 30, 1997. The increase was attributable to increases in accounts receivable, inventory and prepaid expenses combined with a decrease in accounts payable and accrued expenses. The current ratio at December 31, 1997 and September 30, 1997 was 4.5 and 3.1, respectively. The Company's cash and cash equivalents decreased from $2.6 million at September 30, 1997 to $935,000 at December 31, 1997. Cash used in operating activities of $4.7 million for the three months ended December 31, 1997 was attributable to a decrease in accounts payable and accrued expenses.

Net cash used in investment activities was $3.6 million and $1.9 million for the three months ended December 31, 1997 and 1996, respectively. The increase was attributable to higher capital expenditures and the purchase of Purfilter in Spain.

During the first quarter of fiscal 1998, net cash provided by financing activities was $7.1 million as compared to $3.7 million during the same period in the prior year. The increase was primarily attributable to an increase in bank borrowings which was necessary to fund the Company's investment activities.

At December 31, 1997 and September 30, 1997, the Company had unused domestic lines of credit of $10.8 million and $18.2 million. The Company also had unused foreign bank lines of credit of $1.1 million and $1.2 million at December 31, 1997 and September 30, 1997, respectively. BHA believes the cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OTHER INFORMATION

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company is currently utilizing internal resources to verify that its systems are Year 2000 compliant. These tests will be completed by December 1998. The costs associated with these tests have been charged to expense. Management does not believe the total expenses associated with Year 2000 compliance will be material to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

During fiscal year 1997 the Financial Accounting Standards Board issued a number of new pronouncements. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", is effective for the Company's fiscal 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for the Company's fiscal 1999. Management does not expect the adoption of these statements to have a significant impact on the consolidated financial statements.

FORWARD LOOKING INFORMATION

This report contains forward looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Information on factors that could affect the Company's financial results is set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended September 30, 1997.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 11:  Computation of earnings per common share

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended December 31, 1997, there were no reports on Form 8-K filed by the Company.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BHA GROUP HOLDINGS, INC.
                                               (Registrant)


            February 13, 1998           By:      /s/ James C. Shay
     --------------------------------           ---------------------------------------------
                 Date                                       (Signature)
                                                  James C. Shay
                                                  Secretary, Treasurer, Principal Financial
                                                  and Accounting Officer

                                        By:      /s/ James E. Lund
                                                 ---------------------------------------------
                                                              (Signature)
                                                  James E. Lund
                                                  President and
                                                  Chief Executive Officer


                                  EXHIBIT INDEX

        Exhibit No.                             Description
            11                    Computation of Earnings Per Common Share
            27                            Financial Data Schedule