Form 10-Q
period 1998-03-31
BHA GROUP INC
filed 1998-05-15
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                                Commission File Number
       March 31, 1998                                           0-15045

                            BHA Group Holdings, Inc.

                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       43-1416730
----------------------------------            -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                 Number)


    8800 East 63rd Street, Kansas City, Missouri                  64133
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code         (816) 356-8400
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

As of April 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 6,537,779.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)



          (IN THOUSANDS, EXCEPT SHARE DATA)                 MARCH 31,        SEPTEMBER 30,
                        ASSETS                                 1998              1997
                       -------                            ---------------  ---------------
Current assets:
    Cash and cash equivalents                                $  4,013        $   2,590
    Accounts receivable, less allowance for doubtful
     receivables of $1,007 and $965, respectively              29,098           21,947
    Inventories (note 3)                                       21,809           19,936
    Income taxes receivable                                        --              518
    Prepaid expenses                                            2,107            1,250
    Deferred income taxes                                       1,318            1,216
                                                          ---------------  ---------------
           Total current assets                                58,345           47,457
                                                          ---------------  ---------------

Property, plant and equipment, at cost:
    Land and improvements                                       1,281            1,262
    Buildings and improvements                                 22,616           20,356
    Machinery and equipment                                    34,023           31,616
    Office furniture, fixtures and equipment                    4,002            3,514
                                                          ---------------  ---------------
                                                               61,922           56,748

    Less accumulated depreciation and amortization             26,839           24,537
                                                          ---------------  ---------------
           Net property, plant and equipment                   35,083           32,211
                                                          ---------------  ---------------
Other assets                                                    8,696            7,937
                                                          ---------------  ---------------
                                                             $102,124         $ 87,605
                                                          ---------------  ---------------
                                                          ---------------  ---------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                  $     694        $      62
    Accounts payable                                            7,257            8,341
    Accrued compensation and employee benefit costs             2,334            4,371
    Accrued expenses and other current liabilities              2,589            2,551
    Income taxes payable                                          175               --
                                                          ---------------  ---------------
        Total current liabilities                              13,049           15,325
                                                          ---------------  ---------------
Long-term deferred income taxes                                 3,055            2,947
Long-term debt, excluding current installments                 26,030           12,415
Other Liabilities                                                 123               --
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued 7,875,852
        and 7,837,789, respectively                                79               78
    Additional paid-in capital                                 48,085           47,607
    Retained earnings                                          30,873           27,773
    Foreign currency translation adjustment                     (699)             (148)
    Unearned compensation                                       (160)             (211)
    Less cost of 1,339,544 shares and 1,335,210 of
        common stock in treasury                             (18,311)          (18,181)
                                                          ---------------  ---------------
           Total shareholders' equity                         59,867           56,918
                                                          ---------------  ---------------
                                                           $ 102,124          $ 87,605
                                                          ---------------  ---------------
                                                          ---------------  ---------------



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)



(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998               1997
                                                            ----               ----
Net sales                                                  $38,881             $33,646
Cost of sales                                               27,209              23,372
                                                       ----------------   ----------------
        Gross margin                                        11,672              10,274
                                                       ----------------   ----------------
Operating expenses
    Selling and advertising expense                          4,419               3,694
    General and administrative expense                       3,743               3,346
                                                       ----------------   ----------------
        Total operating expenses                             8,162               7,040
                                                       ----------------   ----------------
        Operating income                                     3,510               3,234
                                                       ----------------   ----------------

Interest income                                                (3)                 (9)
Interest expense                                               358                 281
                                                       ----------------   ----------------
        Earnings before income taxes                         3,155               2,962
                                                       ----------------   ----------------

    Income taxes                                             1,055                 990
                                                       ----------------   ----------------
        Net earnings                                      $  2,100            $  1,972
                                                       ----------------   ----------------
                                                       ----------------   ----------------

Basic earnings per common share                         $      .32          $      .30*
Diluted earnings per common share                              .30                 .29*

Basic weighted average number of common shares               6,520               6,584
outstanding

Diluted weighted average number of common shares             6,997               6,776
outstanding



*Earnings per share have been adjusted to reflect the 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998               1997
                                                            ----               ----
Net sales                                                  $68,902             $64,761
Cost of sales                                               47,520              45,141
                                                       ----------------   ----------------
        Gross margin                                        21,382              19,620
                                                       ----------------   ----------------

Operating expenses

    Selling and advertising expense                          8,337               7,129
    General and administrative expense                       7,229               6,384
                                                       ----------------   ----------------
        Total operating expenses                            15,566              13,513
                                                       ----------------   ----------------
        Operating income                                     5,816               6,107
                                                       ----------------   ----------------

Interest income                                                (14)                (14)
Interest expense                                               614                 465
                                                       ----------------   ----------------
        Earnings before income taxes                         5,216               5,656
                                                       ----------------   ----------------

    Income taxes                                             1,725               1,890
                                                       ----------------   ----------------
        Net earnings                                      $  3,491            $  3,766
                                                       ----------------   ----------------
                                                       ----------------   ----------------

Basic earnings per common share                         $      .54          $      .57*
Diluted earnings per common share                              .50                 .56*

Basic weighted average number of common shares               6,513               6,595
outstanding

Diluted weighted average number of common shares             6,985               6,779
outstanding


*Earnings per share have been adjusted to reflect the 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)



(IN THOUSANDS)                                                 1998              1997
                                                               ----              ----
Cash flows from operating activities:
    Net earnings:                                            $  3,491         $  3,766
        Adjustment to reconcile net earnings to net cash
           provided by operating activities:
        Depreciation and amortization                           2,760            2,150

    Changes in assets and liabilities:
        Accounts receivable                                    (6,412)          (3,064)
        Inventories                                            (1,502)            (441)
        Prepaid expenses                                         (857)            (695)
        Accounts payable                                       (1,684)          (2,215)
        Accrued expenses and other liabilities                 (2,537)          (1,369)
       Income taxes payable                                       693             (459)
                                                           --------------    --------------
           Net cash used in operating activities               (6,048)          (2,327)
                                                           --------------    --------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment               (4,509)          (5,089)
    Additions to other assets                                     (78)              --
    Net assets of businesses acquired, excluding cash          (1,104)              --
                                                           --------------    --------------
        Net cash used in  investing activities                 (5,691)          (5,089)
                                                           --------------    --------------

Cash flows from financing activities:
    Payment of cash dividend on common stock                     (391)            (359)
    Purchase of treasury stock                                   (146)          (1,366)
    Proceeds from issuance of common stock                        313               63
    Net stock options exercised                                   (49)              --
    Proceeds from borrowings under bank term notes                 --            2,500
    Net proceeds from borrowings under
        revolving bank lines of credit                         14,090            8,623
    Repayments of long-term debt and other long-term
        liabilities                                              (104)          (1,675)
                                                           --------------    --------------
        Net cash provided by financing activities              13,713            7,786
                                                           --------------    --------------
        Effect of exchange rate changes                          (551)            (353)
                                                           --------------    --------------

    Net increase in cash and cash equivalents                   1,423               17
Cash and cash equivalents at beginning of period                2,590            2,304
                                                           --------------    --------------
Cash and cash equivalents at end of period                 $    4,013         $  2,321
                                                           --------------    --------------
                                                           --------------    --------------




See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)



(In thousands, except share and per share data)                    1998                 1997
                                                                   ----                 ----
Common stock:
    Balance at beginning period                              $         78         $         71
    Issuance of 38,063 and 24,617 shares of common                      1                    -
        stock in 1998 and 1997, respectively
                                                             -----------------    -----------------
    Balance at end of period                                           79                   71
                                                             -----------------    -----------------
Additional paid-in capital:
    Balance at beginning of period                                 47,607               33,391
    Excess over par value of common stock issued                      478                  302
                                                             -----------------    -----------------
    Balance at end of period                                       48,085               33,693
                                                             -----------------    -----------------
Retained earnings:
    Balance at beginning of period                                 27,773               31,963
    Net earnings for the period                                     3,491                3,766
    Cash dividends of $.03 per share paid on common
        stock during 1998 and 1997                                   (391)                (359)
                                                             -----------------    -----------------
    Balance at end of period                                       30,873               35,370
                                                             -----------------    -----------------
Foreign currency translation adjustment:
    Balance at beginning of period                                   (148)                (138)
    Equity adjustment from foreign currency translation              (551)                (353)
                                                             -----------------    -----------------
    Balance at end of period                                         (699)                (491)
                                                             -----------------    -----------------
Unearned compensation:
    Balance at beginning of period                                   (211)                (315)
    Compensation expense                                               51                   52
                                                             -----------------    -----------------
    Balance at end of period                                         (160)                (263)
                                                             -----------------    -----------------
Treasury stock:
    Balance at beginning of period                                (18,181)             (13,277)
    Acquisition of 7,800 and 76,900 shares of common
        stock, at cost, during 1998 and 1997, respectively           (146)              (1,367)
    Sale of 3,466 and 1,691 treasury shares pursuant to
        stock option exercises, net, during 1998 and 1997              16                    1
                                                             -----------------    -----------------
    Balance at end of period                                      (18,311)             (14,643)
                                                             -----------------    -----------------
    Total shareholders' equity                               $     59,867         $     53,737
                                                             -----------------    -----------------
                                                             -----------------    -----------------


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

(3)   INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 1998 and September 30, 1997 were as follows (in thousands):



                           MARCH 31,         SEPTEMBER 30,
                              1998               1997
Raw materials             $  14,770          $  11,697
Work-in-process                 612              1,015
Finished goods                6,427              7,224
                          ---------          ---------
Total                      $ 21,809           $ 19,936
                          ---------          ---------
                          ---------          ---------

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

(5) NOTES PAYABLE TO BANKS
The Company has domestic unsecured bank lines of credit amounting to $23,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on either the prime rate or LIBOR. These lines expire in the following fiscal years: 2000 - $9,000,000; 2001 - $4,000,000; 2002
- $10,000,000. The facilities include revolving credit agreements of $19,000,000, in which the Company pays a 0.25% commitment fee on the unused portion. At March 31, 1998, $18,890,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.63%. At September 30, 1997, $4,800,000 was outstanding under the Company's domestic bank lines of credit.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
BHA Group Holdings, Inc. (the "Company") develops, manufactures and markets innovative filtration products and services to domestic customers in the U.S. and Canada and to international customers around the world. The Company's international focus is primarily in Europe, the Near East, Pacific Rim and Latin America. Consolidated net sales were $68.9 million for the six months ended March 31, 1998 compared to $64.8 million for the six months ended March 31, 1997. The 6% increase in consolidated net sales was primarily attributable to an increase in U.S. sales of replacement parts and services for electrostatic precipitators (ESP's) and an overall increase in business in Europe. The increase in sales was offset in part by a decrease in U.S. export sales to customers in Asia. Export sales to that region will remain soft for the balance of the fiscal year as many customers are electing to delay expenditures due to their weaker local currencies.

Net sales for the three months ended March 31, 1998 increased 16% to $38.9 million from $33.6 million for the same period in fiscal 1997. The sales of electrostatic precipitator replacement parts and services increased during the second quarter of 1998 as rebuild activity has been stronger in the electric utility and industrial markets. International sales rose sharply due to increased business in Europe. The current year sales results include the sales of Purificacion y Filtracion, S.L. (Purfilter) in Spain, which was acquired in the first quarter of the current fiscal year.

GROSS MARGIN
Consolidated gross margin as a percentage of sales was 31.0% and 30.3% for the six months ended March 31, 1998 and 1997, respectively. The increase in gross margin percentage was attributable to a sales mix of business that favors the Company's newer products in the U.S. and Europe. Consolidated gross margin as a percentage of sales was 30.0% and 30.5% for the three months ended March 31, 1998 and 1997, respectively. The decline for the current three-month period is due in part to an increase in the labor portion of ESP project related work which carries lower gross margin percentages.

OPERATING EXPENSE
Consolidated selling and advertising expense as a percentage of sales was 12.1% and 11.0% for the six months ended March 31, 1998 and 1997, respectively. The increase in spending was due in part to an expansion of the PTFE membrane sales and product development efforts of BHA Technologies, Inc. for applications outside of industrial air pollution control. The increase was also attributable to higher sales and marketing expense related to the Company's operations in Asia. Selling and advertising expense for the three months ended March 31, 1998 and 1997 were 11.4% and 11.0%, respectively.

General and administrative expense as a percentage of sales was 10.5% and 9.9% for the six months ended March 31, 1998 and 1997, respectively. The increase was attributable to higher costs associated with improvements made to the Company's information technology infrastructure. General and administrative expense as a percentage of sales for the three months ended March 31, 1998 and 1997 was 9.6% and 9.9%, respectively.

NET INTEREST EXPENSE
Net interest expense for the six months ended March 31, 1998 and 1997 was $600,000 and $451,000, respectively. Net interest expense was $355,000 for the three months ended March 31, 1998 and $272,000 for the three months ended March 31, 1997. The increase in net interest expense was attributable to higher bank borrowings under the Company's credit facilities. Proceeds from the borrowings were used to fund working capital requirements, the acquisition of Purfilter and capital expenditures relating to the Company's other businesses.

INCOME TAXES
The Company's effective income tax rate for the three and six months ended March 31, 1998 and 1997 was 33%.

NET EARNINGS
Net earnings for the six month period decreased 7% to $3.5 million from $3.8 million in the prior year with diluted earnings per share decreasing to $.50 from $.56 in 1997. The decrease in net earnings and diluted earnings per share for the six-month period was due to an increase in selling, general and administrative expense relating to the development of new business for BHA Technologies, Inc., the expansion of sales and marketing activities in Asia and expenditures to improve the Company's information technology infrastructure. An increase in sales during the second quarter resulted in a 6% increase in net earnings for the three months ended March 31, 1998 to $2.1 million, or $.30 per diluted share, from $2.0 million, or $.29 per diluted share for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's financial position remained strong at March 31, 1998. Net working capital was $45.3 million at March 31, 1998 compared to $32.1 million at September 30, 1997. The increase was attributable to increases in accounts receivable and inventory combined with a decrease in accounts payable and accrued compensation. The current ratio was 4.5 to 1 at March 31, 1998 and 3.1 to 1 at September 30, 1997. The Company's cash and cash equivalents was $4.0 million and $2.6 million at March 31, 1998 and September 30, 1997, respectively. Cash used in operating activities of $6.0 million for the six months ended March 31, 1998 was attributable to an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Investing activities resulted in a net use of cash of $5.7 million and $5.1 million for the six months ended March 31, 1998 and 1997, respectively, due to expenditures for property, plant and equipment and the acquisition of Purfilter.

During the six months ended March 31, 1998 and 1997, net cash provided by financing activities was $13.7 million and $7.8 million, respectively. The Company's financing activities consisted primarily of borrowings under the Company's revolving bank lines of credit which were used to fund working capital and investment activities.

At March 31, 1998 and September 30, 1997, the Company had unused domestic lines of credit of $4.1 million and $18.2 million, respectively. The Company also had unused foreign bank lines of credit of $1.2 million at March 31, 1998 and September 30, 1997, respectively. Subsequent to March 31, 1998, the Company obtained an additional unsecured line of credit in the amount of $5 million to provide for short-term cash needs. The Company believes the cash flow from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OTHER INFORMATION
The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company is currently utilizing internal resources to verify that its systems are Year 2000 compliant. These tests will be completed by December 1998. The cost associated with these tests has been charged to expense. Management does not believe the total expenses associated with Year 2000 compliance will be material to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS
During fiscal year 1997 the Financial Accounting Standards Board issued a number of new pronouncements. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" is effective for the Company's fiscal 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for the Company's fiscal 1999. Management does not expect the adoption of these statements to have a significant impact on the consolidated financial statements.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respects to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Information on factors that could affect the Company's financial results is set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended September 30, 1997.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

   On February 24, 1998, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

   (a)  The following persons were elected as Directors by the following vote:

                                                              AUTHORITY
                                        FOR                    WITHHELD
Don H. Alexander                     5,286,131                  2,614
Robert D. Freeland                   5,286,131                  2,614
Richard C. Green                     5,286,131                  2,614
James E. Lund                        5,283,114                  5,631
Thomas A. McDonnell                  5,286,131                  2,614
Lamson Rheinfrank, Jr.               5,283,531                  5,214
James J. Thome                       5,283,531                  5,214
Michael T. Zak                       5,283,531                  5,214


   (b) Voting for the amendment and restatement to the Company's Incentive Stock
Plan:

    FOR              AGAINST          WITHHELD          NON-VOTE

 3,272,783          1,165,692          480,914           369,356

   (c) Voting for the ratification of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending September 30, 1998 was as follows:

    FOR              AGAINST          WITHHELD          NON-VOTE

 5,246,774            1,378            40,593               0

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 11:  Computation of earnings per common share

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended March 31, 1998, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BHA GROUP HOLDINGS, INC.
                                       (Registrant)

              May 13, 1998             By:  /s/ James S. Shay
----------------------------------         -----------------------------------
                  Date                              (Signature)
                                            James C. Shay
                                            Secretary, Treasurer, Principal
                                            Financial and Accounting Officer


                                       By: /s/ James E. Lund
                                           -----------------------------------
                                                     (Signature)
                                           James E. Lund
                                           President and
                                           Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                           DESCRIPTION

           11                  Computation of Earnings Per Common Share
           27                           Financial Data Schedule