Form 10-Q
period 1998-06-30
BHA GROUP INC
filed 1998-08-14
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                               Commission File Number
        June 30, 1998                                          0-15045

                            BHA Group Holdings, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     43-1416730
----------------------------------             -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                Number)

    8800 East 63rd Street, Kansas City, Missouri                    64133
-----------------------------------------------------------      ------------
      (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code          (816) 356-8400
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

As of July 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 7,152,316.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

          (IN THOUSANDS, EXCEPT SHARE DATA)                  JUNE 30,        SEPTEMBER 30,
                                                               1998              1997
                                                          ---------------  ---------------

                     ASSETS
                    --------
Current assets:
    Cash and cash equivalents                                $  2,872        $   2,590
    Accounts receivable, less allowance for doubtful
        receivables of $988 and $965, respectively             27,119           21,947

    Inventories (note 3)                                       23,468           19,936
    Income taxes receivable                                       271              518
    Prepaid expenses                                            2,058            1,250
    Deferred income taxes                                       1,318            1,216
                                                          ---------------    ---------------
           Total current assets                                57,106           47,457
                                                          ---------------    ---------------
Property, plant and equipment, at cost:
    Land and improvements                                       1,314            1,262
    Buildings and improvements                                 23,267           20,356
    Machinery and equipment                                    35,062           31,616
    Office furniture, fixtures and equipment                    4,186            3,514
                                                          ---------------    ---------------
                                                               63,829           56,748

    Less accumulated depreciation and amortization             27,912           24,537
                                                          ---------------    ---------------
           Net property, plant and equipment                   35,917           32,211
                                                          ---------------    ---------------
Other assets                                                    8,652            7,937
                                                          ---------------    ---------------
                                                             $101,675         $ 87,605
                                                          ===============    ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                   $  3,586         $     62
    Accounts payable                                            5,911            8,341
    Accrued compensation and employee benefit costs             2,646            4,371
    Accrued expenses and other current liabilities              2,561            2,551
                                                          ---------------    ---------------
        Total current liabilities                              14,704           15,325
                                                          ---------------    ---------------
Long-term deferred income taxes                                 3,055            2,947
Long-term debt, excluding current installments                 22,651           12,415
Other liabilities                                                 125               --
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued
        8,665,544 and 7,837,789, respectively                      87               78
    Additional paid-in capital                                 61,744           47,607
    Retained earnings                                          21,252           27,773
    Foreign currency translation adjustment                      (660)            (148)
    Unearned compensation                                        (134)            (211)
    Less cost of 1,497,614 shares and 1,335,210 of
        common stock in treasury                              (21,149)         (18,181)
                                                          ---------------    ---------------
           Total shareholders' equity                          61,140           56,918
                                                          ---------------    ---------------
                                                            $ 101,675         $ 87,605
                                                          ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998               1997
                                                            ----               ----
Net sales                                                  $35,917             $33,054
Cost of sales                                               24,738              22,480
                                                       ----------------   ----------------
        Gross margin                                        11,179              10,574
                                                       ----------------   ----------------

Operating expenses
    Selling and advertising expense                          4,473               3,849
    General and administrative expense                       3,650               3,451
                                                       ----------------   ----------------
        Total operating expenses                             8,123               7,300
                                                       ----------------   ----------------
        Operating income                                     3,056               3,274
                                                       ----------------   ----------------

Interest income                                                (21)                (11)
Interest expense                                               382                 304
                                                       ----------------   ----------------
        Earnings before income taxes                         2,695               2,981
                                                       ----------------   ----------------
    Income taxes                                               800                 975
                                                       ================   ================
        Net earnings                                      $  1,895            $  2,006
                                                       ================   ================
Basic earnings per common share                         $      .26           $     .28
Diluted earnings per common share                              .25                 .26

Basic weighted average number of common shares
  outstanding                                                7,178               7,216

Diluted weighted average number of common shares
  outstanding                                                7,679               7,689

*Earnings per share have been adjusted to reflect the 1998 and 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998               1997
                                                            ----               ----
Net sales                                                 $104,819             $97,816
Cost of sales                                               72,258              67,622
                                                       ----------------   ----------------
        Gross margin                                        32,561              30,194
                                                       ----------------   ----------------

Operating expenses
    Selling and advertising expense                         12,810              10,977
    General and administrative expense                      10,880               9,836
                                                       ----------------   ----------------
        Total operating expenses                            23,690              20,813
                                                       ----------------   ----------------
        Operating income                                     8,871               9,381
                                                       ----------------   ----------------

Interest income                                                (35)                (25)
Interest expense                                               995                 768
                                                       ----------------   ----------------
        Earnings before income taxes                         7,911               8,638
                                                       ----------------   ----------------

    Income taxes                                             2,525               2,865
                                                       ----------------  -----------------
        Net earnings                                      $  5,386            $  5,773
                                                       ================   ================

Basic earnings per common share                           $    .75            $    .80
Diluted earnings per common share                              .70                 .77

Basic weighted average number of common shares
  outstanding                                                7,169               7,245
Diluted weighted average number of common shares
  outstanding                                                7,677               7,535

*Earnings per share have been adjusted to reflect the 1998 and 1997 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

(IN THOUSANDS)                                                 1998              1997
                                                               ----              ----
Cash flows from operating activities:
    Net earnings:                                           $  5,386         $  5,773
        Adjustment to reconcile net earnings to net cash
           provided by operating activities:
        Depreciation and amortization                          4,069            3,241

    Changes in assets and liabilities:
        Accounts receivable                                   (4,371)          (2,252)
        Inventories                                           (3,108)            (143)
        Prepaid expenses                                        (798)            (544)
        Accounts payable                                      (3,071)          (2,367)
        Accrued expenses and other liabilities                (2,641)          (1,562)
        Income taxes payable                                     247             (368)
                                                           --------------    --------------
           Net cash used in operating activities              (4,287)          (1,778)
                                                           --------------    --------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment              (6,523)          (7,084)
    Additions to other assets                                    (78)              --
    Net assets of businesses acquired, excluding cash         (1,221)              --
                                                           --------------    --------------
        Net cash used in  investing activities                (7,822)          (7,084)
                                                           --------------    --------------

Cash flows from financing activities:
    Payment of cash dividend on common stock                    (591)            (538)
    Purchase of treasury stock                                  (618)          (1,597)
    Proceeds from issuance of common stock                       272              231
    Net stock options exercised                                  208               --
    Proceeds from borrowings under bank term notes                --            7,500
    Net proceeds from borrowings under
        revolving bank lines of credit                        13,736            2,505
    Repayments of long-term debt and other long-term
        liabilities                                             (104)          (1,707)
                                                           --------------    --------------
        Net cash provided by financing activities              12,903            6,394
                                                           --------------    --------------

        Effect of exchange rate changes                          (512)            (371)
                                                           --------------    --------------
    Net increase in cash and cash equivalents                     282              717
Cash and cash equivalents at beginning of period                2,590            2,304
                                                           --------------    --------------
Cash and cash equivalents at end of period                 $    2,872         $  3,021
                                                           ==============    ==============





See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

(In thousands, except share and per share data)                    1998                 1997
                                                                   ----                 ----
Common stock:
    Balance at beginning period                                 $      78             $    71
    Issuance of 40,199 and 32,300 shares of common
        stock in 1998 and 1997, respectively                            1                   -
    Issuance of 787,556 and 712,351 shares in 1998 and 1997,
        respectively, pursuant to a 10% stock dividend                  8                    7
                                                             -----------------    -----------------
    Balance at end of period                                           87                   78
                                                             -----------------    -----------------
Additional paid-in capital:
    Balance at beginning of period                                 47,607               33,392
    Excess over par value of common stock issued                      461                  280
    Excess over par value of common stock pursuant to a
        stock dividend of 10%                                      13,676               13,790
                                                             -----------------    -----------------
    Balance at end of period                                       61,744               47,462
                                                             -----------------    -----------------
Retained earnings:
    Balance at beginning of period                                 27,773               31,963
    Net earnings for the period                                     5,386                5,773
    Distribution of 10% stock dividend                            (11,316)             (11,559)
    Cash dividends of $.09 per share paid on common
        stock during 1998 and 1997                                   (591)                (538)
                                                             -----------------    -----------------
    Balance at end of period                                       21,252               25,639
                                                             -----------------    -----------------
Foreign currency translation adjustment:
    Balance at beginning of period                                   (148)                (138)
    Equity adjustment from foreign currency translation              (512)                (371)
                                                             -----------------    -----------------
    Balance at end of period                                         (660)                (509)
                                                             -----------------    -----------------
Unearned compensation:
    Balance at beginning of period                                   (211)                (315)
    Compensation expense                                               77                   78
                                                             -----------------    -----------------
    Balance at end of period                                         (134)                (237)
                                                             -----------------    -----------------
Treasury stock:
    Balance at beginning of period                                (18,181)             (13,277)
    Issuance of 136,275 and 115,976 treasury shares
       pursuant to a 10% stock dividend during 1998
       and 1997, respectively                                      (2,368)              (2,244)
    Acquisition of 32,800 and 81,879 shares of common stock,
        at cost, during 1998 and 1997, respectively                  (618)              (1,597)
    Sale of 6,671 and 7,630 treasury shares pursuant to
        stock option exercises, net, during 1998 and 1997              18                   23
                                                             -----------------    -----------------
    Balance at end of period                                      (21,149)             (17,095)
                                                             -----------------    -----------------
    Total shareholders' equity                                 $   61,140           $   55,338
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

Stock dividends of 10% were announced in June 1997 and in May 1998. The per share data and weighted average number of common shares and common equivalents data in the consolidated financial statements and related notes have been restated to reflect these stock dividends for all periods presented.

(3) INVENTORIES

BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 1998 and September 30, 1997 were as follows (in thousands):

                            JUNE 30,         SEPTEMBER 30,
                              1998               1997
Raw materials             $  14,752          $  11,697
Work-in-process               2,140              1,015
Finished goods                6,576              7,224
                          ---------          ---------
Total                      $ 23,468           $ 19,936
                           ========           ========

(4)  ACQUISITION OF BUSINESS

In November 1997, the Company acquired Purificacion y Filtracion, S.L. (Purfilter), located in Spain, for $1,275,000. The Company included Purfilter's financial results in its consolidated financials on the date of acquisition. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired based upon the estimated fair values as of the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over thirty years.

(5) NOTES PAYABLE TO BANKS

The Company has domestic unsecured bank lines of credit amounting to $33,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on LIBOR. These lines expire in the following fiscal years: 1999 - $10,000,000; 2000 - $9,000,000; 2001 - $4,000,000; 2002 -
$10,000,000. The facilities include revolving credit agreements of $19,000,000, in which the Company pays a 0.25% commitment fee on the unused portion. At June 30, 1998, $18,500,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.52%. At September 30, 1997, $4,800,000 was outstanding under the Company's domestic bank lines of credit.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES

BHA Group Holdings, Inc. (the "Company") develops, manufactures and markets innovative filtration products and services to domestic customers in the U.S. and Canada and to international customers around the world. The Company's international focus is truly global with coverage in every major market. Consolidated net sales increased 7% to $104.8 million from $97.8 million for the nine months ended June 30, 1998 and 1997, respectively. The increase in consolidated net sales is attributable to an increase in sales of the Company's fabric filter products and services in the U.S. and Europe. The Company also posted higher sales of replacement parts and services for electrostatic precipitators (ESP's) in the U.S. The increases were offset in part by a decrease in U.S. export sales to international customers. The Company expects that U.S. export sales to Asia will remain soft for the remainder of the year due to current economic conditions in that region.

Net sales for the three months ended June 30, 1998 increased 9% to $35.9 million from $33.1 million for the same period in the prior year. The increase is due to strong U.S. sales of both fabric filter replacement parts and rebuilds for electrostatic precipitators. The current period results include the sales of Purificacion y Filtracion, S.L. (Purfilter) in Spain, which was acquired in the first quarter of the current fiscal year.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 31.1% and 30.9% for the nine months ended June 30, 1998 and 1997, respectively. The increase in gross margin percentage was attributable to improved sales of the Company's fine filtration products in the U.S. and Europe. Consolidated gross margin as a percentage of sales was 31.1% and 32.0% for the three months ended June 30, 1998 and 1997, respectively. The decline in the gross margin percentage for the third quarter is primarily due to a decrease in U.S. export sales which typically carries higher gross margin percentages combined with an increase in the labor portion of domestic ESP project work at lower gross margin percentages.

OPERATING EXPENSES

Consolidated selling and advertising expense as a percentage of sales was 12.2% for the nine months ended June 30, 1998 compared to 11.2% for the same period in 1997. Selling and advertising expense for the three months ended June 30, 1998 and 1997 were 12.5% and 11.6%, respectively. The increase in spending is primarily attributable to the expansion of product development efforts of BHA Technologies, Inc. for applications outside of the industrial air pollution control markets.

Consolidated general and administrative expense as a percentage of sales was 10.4% and 10.1% for the nine months ended June 30, 1998 and 1997, respectively. The increases for the nine month period was attributable to higher costs associated with improvements made to the Company's information technology infrastructure. General and administrative expense for the three months ended June 30, 1998 and 1997 was 10.2% and 10.4%, respectively.

NET INTEREST EXPENSE

Net interest expense for the nine months ended June 30, 1998 and 1997 was $960,000 and $743,000, respectively. Net interest expense was $361,000 for the three months ended June 30, 1998 and $293,000 for the three months ended June 30, 1997. The increase in net interest expense was attributable to higher bank borrowings under the Company's credit facilities. Proceeds from the borrowings were used to fund working capital requirements, the acquisition of Purfilter and capital expenditures.

INCOME TAXES

The Company's effective income tax rate for the nine months ended June 30, 1998 and 1997 was 32% and 33%, respectively. The effective income tax rate for the three months ended June 30, 1998 and 1997 was 30% and 33%, respectively. The decrease in the effective income tax rate is reflective of benefits derived from our international business.

NET EARNINGS

Net earnings for the nine months ended June 30, 1998 decreased 7% to $5.4 million from $5.8 million for the same period in the prior year with diluted earnings per share decreasing to $.70 from $.77 in 1997. Net earnings for the three months ended June 30, 1998 decreased 5% to $1.9 million from $2.0 million for the three months ended June 30, 1997 with diluted earnings per share decreasing to $.25 from $.26 in 1997. The decrease in net earnings and diluted earnings per share for the nine and three month periods occurred as sales growth did not maintain pace with the increases in selling, general and administrative expense relating to the development of new business for BHA Technologies, Inc., the expansion of sales and marketing activities in Asia and expenditures to improve the Company's information technology infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $42.4 million at June 30, 1998 compared to $32.1 million at September 30, 1997. The increase was attributable to increases in accounts receivable and inventory combined with a decrease in accounts payable and accrued compensation. The current ratios for June 30, 1998 and September 30, 1997 were 3.9 to 1 and 3.1 to 1, respectively. The Company's cash and cash equivalents was $2.9 million at June 30, 1998 and $2.6 million at September 30, 1997. Cash used in operating activities of $4.3 million for the nine months ended June 30, 1998 was attributable to increases in accounts receivable and inventories.

Investing activities resulted in a net use of cash of $7.8 million and $7.1 million for the nine months ended June 30, 1998 and 1997. Investments for 1998 and 1997 included expenditures for property, plant and equipment and the acquisition of Purfilter.

During the nine months ended June 30, 1998 and 1997, net cash provided by financing activities was $12.9 million and $6.4 million, respectively. The Company's financing activities consisted primarily of borrowings under the Company's revolving bank lines of credit which were used to fund working capital requirements and investment activities.

At June 30, 1998 and September 30, 1997, the Company had unused domestic lines of credit of $14.5 million and $18.2 million, respectively. The Company also had unused foreign bank lines of credit of $1.2 million at June 30, 1998 and September 30, 1997, respectively. During the quarter ended June 30, 1998, the Company obtained additional unsecured lines of credit in the amount of $10 million to provide for short-term cash needs. The Company believes the cash flow from operations and available credit lines will be sufficient to meet it capital needs for the foreseeable future.

OTHER INFORMATION

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company is currently utilizing internal resources to verify that its systems are Year 2000 compliant. The Company is communicating with its significant suppliers to evaluate its exposure to their potential Year 2000 issues. The Company is also evaluating its computer-based products to determine if there are any Year 2000 issues which might adversely affect the customers to whom they have been delivered. The costs associated with evaluating and addressing Year 2000 have been charged to expense. Although there can be no assurances, based on current evaluations, Management expects the Company's Year 2000 issues to be identified and corrected before the Year 2000, and does not expect the costs incurred to have a material adverse effect on the Company's results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

During fiscal year 1997 the Financial Accounting Standard Board issued a number of new pronouncements. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" is effective for the Company's fiscal 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for the Company's fiscal 1999. Management does not expect the adoption of these statements to have a significant impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect" and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Information on factors that could affect the Company's financial results is set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10K for the Company's fiscal year ended September 30, 1997.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 11:  Computation of earnings per common share

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended June 30, 1998, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BHA GROUP HOLDINGS, INC.
                                     (Registrant)

       August 14, 1998            By: /s/ James C. Shay
   ------------------------           -------------------------------
            Date                             (Signature)
                                      James C. Shay
                                      Secretary, Treasurer, Principal Financial
                                      and Accounting Officer

                                  By: /s/ James E. Lund
                                      --------------------------------
                                               (Signature)
                                      James E. Lund
                                      President and
                                      Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                           DESCRIPTION

           11                  Computation of Earnings Per Common Share
           27                           Financial Data Schedule