Form 10-K405
period 1998-09-30
BHA GROUP INC
filed 1998-12-29
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                               Commission File Number
     September 30, 1998                                         0-15045

                            BHA Group Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     43-1416730
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

8800 East 63rd Street, Kansas City, Missouri                      64133
--------------------------------------------                ---------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (816) 356-8400
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

                     Common Stock, $.01 par value per share
        ----------------------------------------------------------------
                                (Title of class)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
As of December 1, 1998, the number of shares outstanding of the Registrant's Common Stock was 7,156,426 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $88,659,480, computed by reference to the closing price of $14.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on December 1, 1998.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 23, 1999 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are included in the "Factors Affecting Earnings and Stock Price" section, "Management's Discussion and Analysis," and may be included in other sections throughout the report. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," "see," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Certain of these factors are discussed throughout this report on Form 10-K.

PART I

ITEM 1 - BUSINESS

BHA Group Holdings, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is a global filtration company. Its principal business is the design, manufacture and sale of replacement parts and the performance of rehabilitation conversion services for the types of industrial air pollution control ("APC") equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators". This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters or filter bags, in the case of baghouses, pleated media filter elements, in the case of cartridge collectors and between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East, the Pacific Rim and China. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

The Company has also established BHA Technologies, Inc. ("BHA Technologies") as a wholly-owned subsidiary that supplies expanded polytetrafluoroethylene ("ePTFE") membrane products for use in its APC product lines. Through BHA Technologies, the Company plans to supply ePTFE membrane products to a new base of customers for use outside of air pollution control.

DOMESTIC BUSINESS AND CORPORATE STRUCTURE

The following outlines a chronology relating to the establishment of the Company's various domestic business units. The Company's international business units are described below in the section entitled "International Business."

The Company was organized as an unincorporated division of Standard Havens, Inc. ("Standard Havens") in 1975 and was incorporated in Delaware as a wholly-owned subsidiary of Standard Havens in 1986. The Company became publicly-owned when it completed its initial public offering of common stock in November 1986. Net proceeds from this public offering amounted to approximately $3.6 million, which was applied to outstanding bank debt. The Company completed a second public offering of common stock in February 1989. Net proceeds from that public offering (approximately $8.3 million) were used for working capital purposes and to finance several acquisitions. In 1996, the shareholders approved an increase in common stock authorized from 10 million to 20 million shares.

In April 1989, the Company formed PrecipTech, Inc. ("PrecipTech"), a Delaware corporation, as a wholly-owned subsidiary. PrecipTech, which had previously been a division of BHA, was formed for the purpose of conducting and expanding the Company's business as it relates to replacement parts, accessories and services for electrostatic precipitators.

During 1989, BHA and PrecipTech completed several acquisitions in efforts to expand their product lines and services. In June 1989, BHA acquired the business of developing and manufacturing acoustic horns for use in both baghouses and electrostatic precipitators from Saracco Acoustic Sciences Corporation. PrecipTech completed three acquisitions of privately held companies or their operating assets. In April 1989, PrecipTech acquired ESP Specialties, Inc., a company that manufactured and sold replacement parts for electrostatic precipitators. In July 1989, PrecipTech acquired Kinetic Controls, Inc., a company that manufactured and sold automatic voltage controllers for electrostatic precipitators. And in October 1989, PrecipTech acquired Midwest Power Corporation, a company that also manufactured and sold replacement parts and accessories and provided services for electrostatic precipitators.

During 1994, the Company established BHA Technologies as a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, ePTFE membrane is laminated to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX'r'. The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control businesses with ePTFE membranes for use on filter elements, BHA Technologies will evaluate the market niches and product opportunities available to pursue and develop custom products and services to meet the needs of this new base of customers.

In November 1996, the Board of Directors approved certain changes to the Company's corporate structure. The Board determined that servicing the customers of its corporate business through one company, instead of through various subsidiaries, would yield the greatest sales, marketing and operational efficiencies. To achieve this objective, three wholly-owned subsidiaries of the Company that were involved in various air pollution control businesses were merged into PrecipTech to form one company. On February 18, 1997, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to change PrecipTech's name to BHA Group, Inc. and the Company's name to BHA Group Holdings, Inc.

The company has been doing business internationally since 1982 and has expanded its presence throughout the world as seen in the chart below:

Date                                              Company Name                                                     Location
----                                              ------------                                                     --------
September 1982                                 BHA Group GmbH (1)                                            Ahlen, Germany
June 1994                                    BHA Liaison Office (2)                                           Bombay, India
August 1994                                     BHA Group AG (1)                                 Klus/Balsthal, Switzerland
October 1995                       BHA Group Int'l., Inc. - Taiwan Branch (3)                                Taipei, Taiwan
March 1997                          BHA Group, Inc. Representative Office (4)                           Manila, Philippines
March 1997                          BHA Environmental Technology Co. Ltd. (1)                               Shanghai, China
April 1997                            BHA Group International Pvt. Ltd. (1)                                     Pune, India
August 1997                                   BHA U.K. Limited (1)                               Birmingham, United Kingdom
November 1997                                BHA Purfilter S.L. (1)                                        Barcelona, Spain
March 1998                                   BHA Technologies AG (1)                             Klus/Balsthal, Switzerland
May 1998                            Industrias Filtrantes Purfilter C.A. (1)                        Puerto Ordaz, Venezuela
August 1998                         BHA Group International Holdings B.V. (1)                        Amsterdam, Netherlands
November 1998                                BHA do Brazil Ltda. (1)                                      Sao Paulo, Brazil
December 1998                            BHA Group Philippines, Inc. (1)                                Manila, Philippines

1) Wholly-owned subsidiary of BHA Group Holdings, Inc. or one of its subsidiaries
2)   Incorporated in April 1997 as wholly-owned subsidiary
3) Branch office closed in January 1998 and operations consolidated in the Philippines to form the Asia-Pacific regional office
4)   Incorporated in December 1998 as wholly-owned subsidiary

INTERNATIONAL BUSINESSES

The Company sells products and services in several geographical areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and China. The foreign business operations manufacture and sell products and services in Europe and surrounding regions. The financial data for the Company's domestic and foreign businesses is disclosed in note 7 to the consolidated financial statements.

EUROPE
BHA GROUP GMBH
BHA Group GmbH ("GmbH"), formerly Filtra GmbH, is a German corporation that operates as an air pollution control replacement parts manufacturer and marketer. GmbH manufactures the air pollution control replacement parts in Ahlen, Germany and sells the products throughout Europe, the Middle East, and Northern Africa.

BHA GROUP AG
BHA Group AG, formerly SF Air Filtration AG, is a Swiss corporation that designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures the pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

BHA UK LIMITED
BHA UK Limited sells industrial air pollution control parts and services to customers throughout the United Kingdom and supports product sales from the manufacturers in Germany and Switzerland helping the Company to expand its presence in Europe.

BHA PURFILTER S.L.
BHA Purfilter S.L. ("Purfilter") is a Spanish corporation that manufactures replacement filters for industrial air pollution equipment. Purfilter manufactures air pollution control replacement parts in Barcelona, Spain and provides the Company with a distribution presence in Southern Europe. Purfilter sells these products throughout Spain and surrounding countries.

BHA TECHNOLOGIES AG
BHA Technologies AG, a Swiss corporation, is a wholly-owned subsidiary of BHA Technologies, Inc. that markets ePTFE membrane products for a wide variety of applications both within and outside of the air pollution control industry. BHA Technologies AG sells ePTFE membrane products throughout Europe.

BHA GROUP INTERNATIONAL HOLDINGS B.V.
BHA Group International Holdings B.V. is a holding corporation for the Company's international businesses. It is based in the Netherlands, which maintains an extensive tax treaty network throughout the world.

LATIN AMERICA
INDUSTRIAS FILTRANTES PURFILTER C.A.
Industrias Filtrantes Purfilter C.A. ("Purfilter C.A.), a wholly owned subsidiary of Purfilter, is a Venezuelan corporation that manufactures replacement filters for industrial air pollution equipment. Purfilter C.A. currently manufactures the air pollution control equipment in Puerto Ordaz, Venezuela. Purfilter C.A. sells these products to surrounding countries of Latin America.

BHA DO BRAZIL LTDA.
BHA do Brazil Ltda. ("BHA Brazil") is a Brazilian corporation that warehouses and markets industrial air pollution control parts and services. BHA Brazil stores the air pollution control parts in Sao Paulo, Brazil and sells them to customers in Brazil and surrounding countries.

ASIA
BHA GROUP, INC. REPRESENTATIVE OFFICE
BHA Group, Inc. Representative Office ("BHA Philippines") operates as a representative office located in Manila, Philippines to support the export sales from the United States to Asia and surrounding regions. In December 1998, BHA Philippines was incorporated as a wholly-owned subsidiary of BHA Group, Inc. as BHA Group Philippines, Inc. The office continues to provide sales support for U.S. exports to customers throughout the Asia-Pacific region and Australia.

BHA ENVIRONMENTAL TECHNOLOGY COMPANY, LTD.
BHA Environmental Technology Company, Ltd. ("BHA China") is a corporation established in the People's Republic of China. BHA China assembles and sells APC products and provides after-sale services and relevant technical support to customers throughout China and surrounding regions.

BHA GROUP INTERNATIONAL PRIVATE LIMITED
BHA Group International Private Limited ("BHA India") is an Indian corporation that provides sales and service assistance to customers in India including support for exported product sales from the Company's manufacturing units in the United States. BHA India also develops software for use in the Company's electronic product lines that are sold throughout the world.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

COMPETITION - Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. Regional offices have been established in China, the Philippines, Brazil, Venezuela and India. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators. The domestic utility market for electrostatic precipitators has been competitive, as this industry has been restructuring in response to deregulation. Over the last several years, competition has had a negative impact on the profitability of orders executed within this industry group. This overall slowdown has increased competition for industrial replacement parts and services. The Company's domestic electrostatic precipitator replacement parts and services business had declined from $35 million in fiscal 1994 to $21 million in fiscal 1997. During 1998, this business rebounded and sales increased to $26 million. Although encouraged by the 1998 results, the Company believes that a downturn could have a material adverse effect on its business. Outside of the U.S., it is important to note that electrostatic precipitators are currently more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace.

ASIA - During 1997, the Asian region was hit with an economic crisis. Prior to the crisis, BHA had established a sales, marketing, and technical support infrastructure in anticipation of continued economic expansion in the region. Fiscal 1998 sales of $6 million fell short of the target established prior to the economic crisis, and as a result, the Company lost approximately $.10 in earnings per share compared to a smaller profit during 1997. The Company believes that maintaining a meaningful presence in Asia until business conditions improve is an important part of its long-term growth strategy. For fiscal 1999, the Company expects to reduce somewhat its losses in Asia by maintaining sales at the 1998 level while reducing expenses in certain markets. Any further deterioration in these markets, which results in a decrease in sales from the 1998 level, could have a material, adverse effect on the Company's fiscal 1999 operating results.

LATIN AMERICA - The markets of Latin America have provided the Company with solid growth over the last several years. Media published reports indicate that the Asian economic crisis may spread to certain countries in Latin America, which could negatively impact the region. BHA's current selling efforts are to customers with either strong export potential from their markets or which operate in profitable niches of their economies. BHA believes that these customers would not be as greatly impacted by a widespread deterioration of the region. To date, customer interest in BHA's products and services remains strong. Failure of the Company to successfully execute its strategy could have a material adverse effect on its fiscal 1999 operating results.

BHA TECHNOLOGIES - Through BHA Technologies, the Company has established a business to supply ePTFE membrane products for use in applications outside of air pollution control. During fiscal 1998, BHA Technologies invested in plant and capital equipment and established a selling and product development infrastructure necessary to meet the anticipated demands of these new potential markets. During fiscal 1998, sales to customers of ePTFE membrane products for use in applications outside of air pollution control fell short of target, which resulted in a fiscal 1998 net loss of approximately $.05 per share. For fiscal 1999, the Company is targeting a loss similar to fiscal 1998 despite higher sale volume due to higher manufacturing, selling, and product development costs. Factors affecting BHA Technologies' ability to achieve its 1999 sales and earnings targets include product development issues, customer order timelines, and production schedules. Increased competition could also impact the fiscal 1999 plan. Although the Company believes that it has the resources and programs in place to meet its 1999 targets, failure to do so could have a material adverse impact on the fiscal 1999 operating results of the Company.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. A market shift towards higher efficiency filtration has led to increased usage of filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the expanded PTFE membrane (BHA-TEX'r') used on its filter bags and elements. The Company is one of the few filter bag suppliers that manufactures its own PTFE membrane (see "Business"), which it believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories that enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of pleated media filter elements and evaporative gas cooling product lines. Product profitability varies considerably over different product groups, with standard products typically providing a lower profit margin than replacement parts and accessories.

The Company's business also includes the maintenance, conversion and rebuilding of industrial air pollution control equipment through a network of independent contractors and its own service crews. A comprehensive safety program enables both the Company and customer to control costs from a risk management perspective. Conversion and rebuilding services involve retrofitting a partial or entire baghouse or electrostatic precipitator to restore it to original operating parameters or improve overall performance. BHA is capable of supplying a variety of other services specifically fitted to its customers' requirements, including preventive maintenance, system/equipment analysis, inspections, supervision of customer personnel and training. Information gathered during preventive maintenance, analysis and inspections is stored in the Company's database for future reference, and thus is a valuable source of important customer information. In addition, knowledge gained in solving one customer's problems is stored in the Company's database and made available on-line to the Company's salespeople to permit them to respond promptly to similar problems encountered by other customers. BHA believes it is one of the world leaders in providing these services.

CUSTOMER BASE

The Company's APC customer base is diverse both industrially and geographically, and includes customers in virtually all sectors of the industrial economy. International markets include Canada, Europe, Latin America, the Near East, the Pacific Rim and China. The Company's products and services are used in major industrial environments such as cement kilns, asphalt plants, steel and iron foundries, aluminum and copper smelters, rock and gypsum dryers, chemical plants, grain and food processing plants, refuse to energy plants, waste and hazardous waste incinerators and electric utilities, as well as many other areas.

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

SALES AND MARKETING

One of the Company's principal competitive APC advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 120,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 30,000 plant locations. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); when it was installed; what fabric, size and design filter bags are used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

The ongoing population of the customer database is an important part of the Company's sales strategy. In recent years, a substantial portion of the growth in the customer database relates to the international marketplace and segments of the U.S. market where the Company's newer products have application.

The Company keeps information in a central computer database that is accessed on-line by its telesales representatives. The computer tracks customer calls and pending orders, which helps make efficient use of the representative's time. Each day, a list of the most important customer calls is provided to the representative. This list includes contracts and orders in negotiation, as well as reminders for calls to customers that have not been serviced for some time. Once an order is taken, the information is routed to the operations area that uses the computer to generate invoices and contracts. Invoice and technical data about the filter bags, cages, precipitator replacement parts and accessories is sent via computer connection to the Company's manufacturing facilities. There the bags are sewn, the support cages and precipitator replacement parts are manufactured, and the accessories are consolidated for shipment. The order is packaged and sent to the customer according to a priority schedule.

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

GOVERNMENT LEGISLATION

Many of the Company's customers worldwide are required to meet air quality standards established and promulgated by permitting authorities. The Company's products and services can help customers meet these standards by improving the operation and efficiency of their air filtration systems. Companies in the U.S. are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter ("PM"), which have been promulgated under the Clean Air Act (the "Act"), as amended. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards that are more stringent than those adopted by the U.S. Environmental Protection Agency ("EPA") under the Act.

Several important standards have been developed under sections of the Act. Maximum Achievable Control Technology (MACT) Standards are emissions limitations for specifically listed toxic pollutants based on the best demonstrated control technology or practices. The EPA is also promulgating regulations to implement compliance assurance monitoring (CAM) for major stationary sources of air pollution that are required to obtain operating permits under title V of the Act. Although some MACT/CAM standards have already been finalized, a majority of the standards are expected to be completed during 1999 and 2000, each with a three-year compliance period from the date finalized. Another important development is the PM 2.5 monitoring regulations that establish standards and methods to monitor ambient air for extremely fine particulate matter with an aerodynamic diameter equal to or less than 2.5 micron.

All of these regulations involve proper filtering of particulate generated by industry and proper monitoring of emissions. The industries most likely to be impacted by the changing air quality standards are the utility, automotive, chemical, petroleum, rock dust, and metals industries. Increasingly strict enforcement of these regulations have required industry to become more aware and proactive in regards to their manufacturing process and especially their air filtration and emissions monitoring systems, which may have a positive impact on the Company.

Other U.S. legislation that may have a positive impact on the Company include the passage of Transportation Equity Act (TEA-21), the six-year, $216 billion transportation spending plan which became law in June 1998. This legislation provides federal support for state and local highways, bridges, and other infrastructure-related projects. Construction-related industries such as cement, steel, and asphalt are expected to see a rise in demand for their products, as state and local governments begin spending allocated funds from TEA-21. To meet this demand, many firms may seek to increase overall production levels by improving the performance of their air filtration systems (which can be a major limiting factor for output). Although the Company is not directly impacted by TEA-21, this legislation could result in an increased demand for the Company's products and services, and may provide long-term growth potential.

The Company is not subject to direct environmental protection regulations with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company is not aware of any likely statutory changes that may have a negative impact on its business.

BACKLOG

On September 30, 1998, the backlog of orders for replacement parts and industrial services was $51,517,000 compared to $40,806,000 at September 30, 1997 and $40,908,000 at September 30, 1996. The Company believes that more than 75% of its backlog is shippable by September 30, 1999.

EMPLOYEES

As of September 30, 1998, the Company employed approximately 1,025 persons. Approximately 30 production personnel in Germany are covered by a textile union contract that is negotiated annually. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, and proprietary information and has pending applications for patent, trademarks, and copyrights for parts, accessories, and training materials for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, and proprietary information and applications for patents, trademarks, and copyrights to be important. The business of the Company; however, is not dependent on such patents, trademarks, and proprietary information. Patents owned by the Company are enforceable from 1999 through 2016.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respects to the domestic and foreign properties owned and leased by the company.

Location                                               Use                       Owned/Leased            Square Feet
--------                                               ---                       ------------            -----------
Kansas City, Missouri                         Corporate Headquarters                Owned                    66,000
Lee's Summit, Missouri (7)                          Production                      Owned                    37,500
Slater, Missouri (1)                                Production                      Owned                   170,000
Slater, Missouri (7)                                Production                      Owned                    28,000
Slater, Missouri (1)                                Warehouse                       Owned                    10,000
Slater, Missouri (2)                            Leased to Supplier                  Owned                    54,000
Salisbury, Missouri (1)                             Production                      Owned                    20,000
Salisbury, Missouri (1)                             Production                      Owned                    65,000
Folkston, Georgia (3)                               Production                      Owned                   105,000
Newport News, Virginia (4)                          Production                      Leased                   21,000
Baltimore, Maryland (5)                             Warehouse                       Leased                    3,500
Covington, Kentucky (5)                             Warehouse                       Leased                    5,000
St. Louis, Missouri (5)                             Warehouse                       Leased                    4,300
Germany (1)                                         Production                      Owned                    30,000
Switzerland (1)                                     Production                      Leased                   20,000
Philippines (6)                                    Office Space                     Leased                    1,000
China (6)                                          Office Space                     Leased                   17,000
India (6)                                          Office Space                     Leased                    5,000
Brazil (6)                                          Warehouse                       Leased                    5,100
Spain (1)                                           Production                      Leased                   25,000
Venezuela (1)                                       Production                      Leased                   12,000

1) Operations include the manufacture of traditional and pleated filter elements, spot welding of metal cages, and warehouse and assembly operations
2)   Leased to a raw material supplier of the Company
3) Operations include the manufacture of parts and accessories for electrostatic precipitators
4) Operations include the manufacture and assembly of computer based voltage control systems for electrostatic precipitators
5)   Warehouse and office space for the Company's field service crews
6) Warehouse and office space for sales and service support in certain international markets
7)   Operations include the manufacture of ePTFE membranes

The facilities and office space owned and leased by the Company are considered adequate for its present needs and suitable for any foreseeable expansion

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in no material legal proceedings other than ordinary litigation incidental to the Company's business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 1998 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and quoted under the symbol "BHAG" on the NASDAQ National Market ("NASDAQ").

The information set forth in response to Item 201 of Regulation S-K is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 8, Quarterly Financial Data (Unaudited) ("Note 8"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 8 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on September 30, 1998 was $11.75.

HOLDERS
As of December 1, 1998, there were 8,686,723 shares issued and 1,530,297 shares in treasury. At December 1, 1998, the Company had 7,156,426 shares outstanding that were owned by approximately 1,550 beneficial owners.

DIVIDENDS
During the years ended September 30, 1996, 1997 and 1998, the Company declared and paid quarterly dividends aggregating $.12 per share to shareholders (excluding the consideration of stock dividends). The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on December 1, 1998, to shareholders of record on November 23, 1998.

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

Additionally, the Company's Board of Directors declared a 10% stock dividend, payable June 11, 1998 to shareholders of record on May 26, 1998. Under the dividend, shareholders were issued .10 share of common stock for each share of common stock held as of the record date. A 10% stock dividend was declared also and paid in fiscal 1996 and 1997. Future determinations concerning stock dividends will be made at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES
The company has not sold any equity securities during the report period that were not registered under the Securities Exchange Act of 1933, as amended.

TREASURY STOCK
During the period June 1994 through November 1995, the Company's Board of Directors authorized it to purchase up to an aggregate of 1,500,000 shares of BHA Common Stock. The Board has since increased the number of shares authorized for repurchase to 2,000,000. Since the program's inception in June 1994, the Company has repurchased approximately 1.3 million shares of its common stock.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements and related notes of the Company and notes thereto. The consolidated statements of earnings for the years ended September 30, 1996, 1997 and 1998, and the consolidated balance sheets as of September 30, 1997 and 1998, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG Peat Marwick LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                         Years Ended September 30,
                                                         1994        1995        1996        1997       1998
                                                         ----        ----        ----        ----       ----
                                                                   (In Thousands, Except per Share Data)
Selected Income Statement Data
   Net Sales                                           $100,915    $114,723    $121,308    $130,599   $142,432
   Gross Margin                                          25,270      31,206      34,817      40,786     44,033
   Operating Expense                                     17,743      21,235      24,048      28,196     31,853
   Interest Expense/(Income)-Net                            (47)        367         732       1,009      1,423
   Earnings Before Income Taxes                           7,574       9,604      10,037      11,581     10,757
   Net Earnings                                        $  4,809    $  5,954    $  6,707    $  8,101   $  7,332
   Basic Earnings per Share*                           $    .57    $    .79    $    .92    $   1.12   $   1.02
   Weighted Average Shares Outstanding--Basic*            8,405       7,547       7,275       7,226      7,171
   Diluted Earnings per Share*                         $    .56    $    .77    $    .90    $   1.06   $    .97
   Weighted Average Shares Outstanding--Diluted*          8,499       7,711       7,426       7,676      7,552

Selected Balance Sheet Data
   Working Capital                                     $ 24,721    $ 24,887    $ 28,451    $ 32,132   $ 42,223
   Total Assets                                          62,751      71,789      76,035      87,605    107,574
   Short-Term Debt Including Current Portion of
     Long-Term Debt                                          56         757         595          62      3,988
   Long-Term Debt (Less Current Portion)                    351       9,899       8,244      12,415     23,029
   Shareholders' Equity                                  48,863      46,440      51,696      56,918     61,953
   Cash Dividends Declared per Common Share*           $    .09    $    .09    $    .10    $    .11   $    .12

*Per share data and weighted average common and common equivalent shares outstanding information for all periods presented have been adjusted to reflect the 10% stock dividends in 1998, 1997 and 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Consolidated net sales for BHA during the year ended September 30, 1998 ("fiscal year 1998") were $142.4 million compared to $130.6 million during the year ended September 30, 1997 ("fiscal year 1997"), a 9% improvement. "Domestic" sales for the purpose of this "Management's Discussion and Analysis" are those to customers in the U.S. and Canada. The overall change included a 26% increase in domestic sales of electrostatic precipitator replacement parts and services. The improvement in sales to $26.4 million was due to an increase in major project work in both the electric utility and industrial markets. Domestic sales of fabric filter products and services in baghouse applications increased 3% to $74.1 million during fiscal year 1998 as sales of BHA's fine filtration products showed continued growth. Fiscal year 1998 sales in Europe were $20.5 million representing a 25% increase over the prior year. The current year results included the sales of Purfilter in Spain which was acquired during the current year. Sales in Europe, exclusive of Purfilter, increased 10% over fiscal year 1997. Fiscal year 1998 export sales from the U.S. were $21.4 million which was consistent with the prior year.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 30.9% and 31.2% during fiscal years 1998 and 1997, respectively. During fiscal year 1998, BHA's domestic fabric filter business saw an increase in its gross margin percentage due to a sales mix favoring its fine filtration product lines. The increase was offset by an overall lower blended gross margin percentage in the rest of its business caused by the combination of an increase in sales of lower gross margin domestic electrostatic precipitator replacement parts and services, a decrease in higher gross margin sales to customers in Asia and a decrease in the gross margin percentage on sales in Europe.

OPERATING EXPENSE

Selling and advertising expense as a percentage of sales was 12.2% and 11.4% for fiscal years 1998 and 1997, respectively. The increase during fiscal year 1998 was largely attributable to higher selling expense relating to BHA Technologies' efforts in pursuing opportunities outside of air pollution control. General and administrative expense as a percentage of sales was 10.2% in both fiscal years 1998 and 1997.

NET INTEREST EXPENSE

Net interest expense for fiscal years 1998 and 1997 was $1.4 million and $1.0 million, respectively. The increase was attributable to an increase in bank borrowings during the year to fund acquisitions, capital expenditures and treasury share repurchase.

INCOME TAXES

The effective income tax rates were 31.8% and 30.1% in fiscal years 1998 and 1997, respectively. The increase was attributable to a decrease in research and experimentation tax credits earned during the current year as compared to the prior year.

NET EARNINGS

Net earnings were $7.3 million and $8.1 million for fiscal years 1998 and 1997, respectively. The decrease in net earnings was attributable to a decline in profits relating to BHA's international air pollution control businesses and operating losses incurred in BHA Technologies.

OTHER

The U.S. inflation rate grew at a moderate pace during 1998. BHA believes that its business is not affected by inflation, except to the extent the economy in general is affected.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES

Consolidated net sales during fiscal year 1997 were $130.6 million, which represented an 8% increase over the year ended September 30, 1996 ("fiscal year 1996"). The increase in overall sales was attributable to a 17% increase to $71.6 million in BHA's domestic sales of fabric filter products and services for the APC market. An increase in the sales volume of new products developed for fine filtration applications contributed to the growth in the domestic business. International sales of both fabric filter and electrostatic precipitator products and services increased 10% to $38.0 million during the year. The increase in international sales was attributable to the higher sales of both U.S. exports and those originating from BHA's foreign operated businesses. These sales increases during fiscal year 1997 were offset by lower sales of domestic electrostatic precipitator replacement parts and services. The 18% decrease in sales of this business was due to a decrease in the labor portion of project revenues.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 31.2% and 28.7% during fiscal years 1997 and 1996, respectively. The improvement in the consolidated gross margin percentage was attributable to an increase in international sales and the successful introduction of newer products for fine filtration applications in the domestic business. The gross margin percentage for the domestic electrostatic precipitator business increased during the year due to a change in the sales mix as more replacement parts were sold compared to services performed. The gross margin percentage for BHA's operations in Europe were similar to the prior year.

OPERATING EXPENSES

Selling and advertising expense as a percentage of sales was 11.4% and 10.5% for fiscal years 1997 and 1996, respectively. The increase was due in part to expenses associated with establishing BHA's international operations in China and India. During fiscal year 1997 a sales office was opened in Shanghai, China and the sales and technical support office in India was moved and expanded. In addition, higher expenses were incurred to both expand BHA's sales and marketing efforts in the area of fine filtration products for its traditional base of air pollution control customers and the new target group of potential ePTFE membrane customers outside of air pollution control applications. General and administrative expense as a percentage of sales for 1997 was 10.2% compared to 9.3% in fiscal year 1996. The increase was due in part to higher expenses associated with the enhancement of BHA's technological capabilities through the purchase of computer and related equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $32.1 million at September 30, 1997 to $42.2 million at September 30, 1998. The current ratio of 3.1 in 1998 remained consistent with the current ratio in 1997. Cash decreased from $2.6 million to $193,000 during the year. Cash used in operating activities was $3.9 million during 1998 while cash provided by operating activities was $10.6 million and $8.4 million in 1997 and 1996, respectively. The $14.5 million net additional use in cash from operations was primarily attributable to increases in accounts receivable and inventories.

Investing activities have resulted in a net use of cash during the past three years. Capital expenditures were $8.3 million, $10.5 million and $4.2 million in fiscal years 1998, 1997 and 1996, respectively. The fiscal year 1998 capital expenditures included building improvements and equipment to expand the operations of BHA Technologies and APC business related capital expenditures for manufacturing and information technology equipment. Investing activities during fiscal year 1998 included acquisitions in both Spain and Venezuela for which BHA paid cash of $1.2 million.

During fiscal year 1998, net cash provided by financing activities of $11.3 million included bank borrowings of $14.5 million, which were used to purchase $1.8 million in treasury stock and to fund BHA's operating requirements and investing activities. During fiscal year 1997, net cash provided by financing activities of $270,000 included the proceeds from long-term debt of $7.5 million which was used to purchase $2.7 million in treasury stock, and repay $2.2 million on lines of credit and $1.7 million of long-term debt. During fiscal year 1996, net cash used in financing activities of $3.5 million included net repayments on lines of credit of $1.3 million.

At September 30, 1998, BHA had unused domestic bank lines of credit of $13.7 million. In November 1996, BHA borrowed $5 million under a five-year unsecured term note at a fixed interest rate of 7.02%. Principal and interest payments begin in November 1998. The proceeds were used to pay down existing variable interest rate debt. In March 1997, BHA borrowed $2.5 million under a two-year unsecured term note. The interest rate adjusted to 6.31% during fiscal year 1998. The proceeds were used to purchase the land and building to expand the operations of BHA Technologies. In July 1997, BHA increased its revolving credit capacity from $18 million to $23 million. In May 1998, BHA's credit capacity was increased to $33 million. BHA believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

In October 1998, the Company's foreign subsidiary located in Germany entered into a credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $3,030,000) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,515,000) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001.

In December 1998, BHA Technologies entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri for the purpose of issuing Industrial Development Revenue Bonds ("Bonds") to fund the capital expenditures at the Lee's Summit manufacturing facility. A combination of tax-exempt and taxable Bonds were issued with an amount of Bonds not to exceed $25 million in total. As of December 22, 1998, $8 million in tax-exempt Bonds and $1.5 million in taxable bonds were issued and outstanding and will be repaid over the next twenty years.

YEAR 2000

BHA has established a task force to address and assess Year 2000 compliance for BHA's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services.

THE STATE OF READINESS OF THE COMPANY

During the past several years, BHA has replaced its significant computer software applications through normal system upgrades. These computer systems include personal computers, mainframe systems, and worldwide network applications. All of the new systems are, according to the software vendors, Year 2000 compliant to support the proper processing of date-sensitive transactions. Internal testing of these computer systems software applications is expected to be complete by March 31, 1999.

The task force is currently preparing an inventory list of all machinery, office equipment, and building equipment that utilize microprocessors at the BHA facilities around the world to determine Year 2000 compliance. An evaluation of this inventory list by the task force will be used to prioritize the need to test and correct any Year 2000 compliance issues. BHA plans to identify all Year 2000 compliance issues which could have a material impact on the business by March of 1999. The plans also call for the completion of final system testing and any required remediation by September 1999.

BHA has a number of products that have date-sensitive microprocessors. BHA has identified those products that have Year 2000 compliance issues and proactively notified the customers, via certified letter, to whom these products have been sold. Additional testing of the Year 2000 compliance of BHA's products is being performed. As additional products with potential Year 2000 issues are identified, BHA will communicate, via certified letter, directly with those customers to provide them with additional information. The communication with customers is expected to continue through March of 1999.

The task force is currently preparing a list of significant suppliers of goods and services whose Year 2000 compliance could potentially impact BHA's business. BHA is in the process of proactively addressing Year 2000 compliance with these suppliers, via certified letter, to obtain information regarding the state of readiness for Year 2000 compliance. The task force is currently evaluating the response from these requests for information to determine the impact on BHA's business and develop necessary contingency plans. The Company expects to complete this evaluation by March of 1999.

THE COSTS OF YEAR 2000 COMPLIANCE

The costs incurred to upgrade BHA's computer systems and software applications were normal, planned system upgrades. In 1996, the Company made the decision to consolidate its business into one entity for operating purposes. This consolidation process included an upgrade to BHA's mainframe legacy systems. BHA believes that all Year 2000 issues were addressed and corrected at this time. BHA completed its personal computer rollout during 1998. The rollout was part of an overall strategy to standardize on a single platform using a current level of technology. Based on representations received from vendors, BHA believes that all new equipment and software purchased is Year 2000 compliant.

The costs associated with the Year 2000 compliance of BHA's equipment are not expected to be material based on the preliminary review of the inventory listing by the task force. Any equipment that is not Year 2000 compliant will be replaced.

The costs associated with any potential non-compliance of BHA's products for Year 2000 are mitigated by the terms and conditions under which these products were sold. BHA's terms and conditions do not include any representations or warranties regarding Year 2000 compliance and exclude any liability for incidental or consequential damages including those which could arise out of a Year 2000 issue. BHA does not anticipate that the costs associated with Year 2000 issues relating to its products will be material.

The costs associated with the Year 2000 compliance of BHA's suppliers of goods and services are not expected to be material. BHA will continue to evaluate each supplier's state of readiness to determine if alternative plans need to be developed prior to January 1, 2000. These plans could include procuring additional quantities of inventory from certain vendors during the fourth quarter of calendar 1998.

BHA does not separately track the internal costs incurred relating to Year 2000 compliance since these costs are principally payroll and related costs for the task force and Management Information Systems department.

THE RISKS OF YEAR 2000 NON-COMPLIANCE TO THE COMPANY

The task force believes that the most significant risk that relates to Year 2000 compliance may be the state of readiness of BHA's significant suppliers of goods and services. Although BHA has taken a proactive approach to communicate with these suppliers, BHA's relationship with these suppliers cannot impact or ensure Year 2000 compliance in these suppliers' ability to continue to provide the necessary goods and services to the Company.

As stated above, the Company has not completed the evaluation and testing of all of its business systems, products and vendor relationships. The task force does not believe that there are other significant risks related to Year 2000 that would have a material negative impact on the Company. The costs and timetables in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

THE YEAR 2000 CONTINGENCY PLANS OF THE COMPANY

The task force will make an assessment of the Year 2000 compliance of the Company's significant suppliers of goods and services by March 1999. The Company will then determine if additional quantities of inventory or services need to be provided prior to January 1, 2000 to allow the Company to maintain its own production schedule. The Company will also evaluate whether alternative suppliers should be found. The Company will continue to evaluate alternatives for other contingency plans for mission critical issues involving utility and telephone service based on proactive communication with these service providers.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", is effective for BHA's fiscal year 1999. This standard will expand disclosures and will have no impact on BHA's results of operations. Also effective for fiscal year 1999 is SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard will expand and modify current segment disclosures.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements that reflect BHA's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for BHA's products and services, and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price".

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1998 and 1997, the aggregate amount of such forward exchange contracts was approximately $1,950,000 and $1,700,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1998.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc., and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

November 11, 1998
Kansas City, Missouri

                            BHA Group Holdings, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                 SEPTEMBER 30,
                                                               1998        1997
                                                               ----        ----
ASSETS

Current assets:

Cash and cash equivalents                                     $   193    $ 2,590
    Accounts receivable, less allowance for doubtful
       receivables of $1,139 in 1998 and $965 in 1997          31,338     21,947
    Inventories (note 1)                                       27,363     19,936
    Income taxes receivable                                      --          518
    Prepaid expenses                                            1,828      1,250
    Deferred Income taxes (note 4)                              1,850      1,216
                                                              -------    -------
           TOTAL CURRENT ASSETS                                62,572     47,457
                                                              -------    -------

Property, plant and equipment, at cost:
Land and improvements                                          1,344       1,262
Buildings and improvements                                    24,241      20,356
Machinery and equipment                                       35,947      31,616
Office furniture, fixtures and equipment                       4,149       3,514
                                                              ------      ------
                                                              65,681      56,748
Less accumulated depreciation and amortization                29,125      24,537
                                                              ------      ------
       NET PROPERTY, PLANT AND EQUIPMENT                      36,556      32,211
                                                              ------      ------

Intangible and other assets, less accumulated amortization      2,699      3,001

Excess of cost over net assets of businesses acquired,
    less accumulated amortization                               5,747      4,936
                                                             --------   --------
                                                             $107,574   $ 87,605
                                                             ========   ========

See accompanying notes to consolidated financial statements.

                            BHA Group Holdings, Inc.
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)


                                                                SEPTEMBER 30,
                                                             1998         1997
                                                             ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current installments of long-term (note 3)                  $  3,988    $     62
Accounts payable                                               8,896       8,341
Accrued compensation and employee benefit costs                3,695       4,371
Accrued expenses and other current liabilities                 2,271       1,636
Reserve for warranty and product service                       1,140         915
Income taxes payable                                             359         --
                                                            --------    --------
       TOTAL CURRENT LIABILITIES                              20,349      15,325
                                                            --------    --------

Deferred income taxes (note 4)                                 2,116       2,947

Long-term debt, excluding current installments (note 3)       23,029      12,415

Other Long-Term Liabilities                                      127          --

Shareholders' equity (notes 3 and 5):
  Common Stock $.01 par value.
    Authorized 20,000,000 shares:
      Issued 8,666,353 and 7,837,789 shares, respectively         87          78
  Additional paid-in capital                                  61,310      47,607
  Retained earnings                                           22,983      27,773
  Foreign currency translation adjustment                       (293)       (148)
  Unearned compensation (note 5)                                (108)       (211)
  Less cost of 1,527,856 and 1,335,210 shares,
       respectively, of common stock in treasury             (22,026)    (18,181)
                                                            --------    --------
           TOTAL SHAREHOLDERS' EQUITY                         61,953      56,918
                                                            --------    --------
Commitments and contingent liabilities (note 6)
                                                            $107,574    $ 87,605
                                                            ========    ========

See accompanying notes to consolidated financial statements.

                            BHA Group Holdings, Inc.
                       Consolidated Statements of Earnings
                      (In Thousands, Except Per Share Data)


                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                1998        1997         1996
                                                ----        ----         ----
Net sales                                     $142,432    $130,599     $121,308
Cost of sales                                   98,399      89,813       86,491
                                             ---------    ---------    ---------
    GROSS MARGIN                                44,033      40,786       34,817
                                             ---------    ---------    ---------

Operating expenses:
    Selling and advertising expense             17,385       14,888       12,744
    General and administrative expense          14,468       13,308       11,304
                                             ---------    ---------    ---------
           TOTAL OPERATING EXPENSES             31,853       28,196       24,048
                                             ---------    ---------    ---------

           OPERATING INCOME                     12,180       12,590       10,769

Interest expense                                (1,449)      (1,048)        (757)
Interest income                                     26           39           25
                                             ---------    ---------    ---------

           EARNINGS BEFORE INCOME TAXES         10,757       11,581       10,037
                                             ---------    ---------    ---------

Income taxes (note 4):
    Current                                      4,419        3,214        3,369
    Deferred                                      (994)         266          (39)
                                             ---------    ---------    ---------
           TOTAL INCOME TAXES                    3,425        3,480        3,330
                                             ---------    ---------    ---------

           NET EARNINGS                      $   7,332    $   8,101    $   6,707
                                             =========    =========    =========

Basic earnings per common share*                  1.02         1.12          .92

Diluted earnings per common share*                 .97         1.06          .90

See accompanying notes to consolidated financial statements.

*Earnings per share for all periods presented have been adjusted to reflect the 1998, 1997, and 1996 stock dividends of 10%.

                            BHA Group Holdings, Inc.
                 Consolidated Statements of Shareholders' Equity
                 (In Thousands, Except Share and Per Share Data)

                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    1998       1997        1996
                                                                   ----        ----        ----
COMMON STOCK:
    Balance at beginning of year                                 $     78    $     71    $     64
    Issuance of 41,008 shares of common stock in 1998,
       34,490 shares in 1997 and 21,100 shares in 1996                  1        --          --
    Issuance of 787,556 shares in 1998, 712,088 shares in 1997
       and 643,809 shares in 1996 for 10% stock dividend                8           7           7
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                             87          78          71
                                                                 --------    --------    --------

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                   47,607      33,392      24,923
    Excess over par value of common stock issued                      588         433         160
    Common stock issued from treasury for stock option
       exercises                                                   (1,189)       (165)       (616)
    Income tax benefit from stock option exercise                     628         157         401
    Issuance of 10% stock dividend                                 13,676      13,790       8,524
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                         61,310      47,607      33,392
                                                                 --------    --------    --------

RETAINED EARNINGS:
    Balance at beginning of year                                   27,773      31,963      33,194
    Net earnings                                                    7,332       8,101       6,707
    Payment of cash dividends on common stock
       ($0.12, $0.11* and $0.10* per share in 1998, 1997 and
       1996, respectively)                                           (806)       (740)       (675)
    Issuance of 10% stock dividend                                (11,316)    (11,551)     (7,263)
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                         22,983      27,773      31,963
                                                                 --------    --------    --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
    Balance at beginning of year                                     (148)       (138)        281
    Equity adjustment from foreign currency translation              (145)        (10)       (419)
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                           (293)       (148)       (138)
                                                                 --------    --------    --------

UNEARNED COMPENSATION (NOTE 5):
    Balance at beginning of year                                     (211)       (315)       (418)
    Recognition of compensation expense                               103         104         103
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                           (108)       (211)       (315)
                                                                 --------    --------    --------

TREASURY STOCK:
    Balance at beginning of year                                  (18,181)    (13,277)    (11,604)
    Acquisition of 113,770, 149,990 and 42,198 shares of
       common stock at cost in 1998, 1997 and 1996,
       respectively                                                (1,783)     (2,669)       (601)
    Issuance of 57,399 shares in 1998, 8,534 shares in 1997
       and 31,878 shares in 1996 from treasury for stock
       option exercises, net                                          306          11         195
    Issuance of 136,275 treasury shares in 1998,
       115,967 treasury shares in 1997 and 95,867 treasury
       shares in 1996 for 10% stock dividend                       (2,368)     (2,246)     (1,267)
                                                                 --------    --------    --------
    BALANCE AT END OF YEAR                                        (22,026)    (18,181)    (13,277)
                                                                 --------    --------    --------
           TOTAL SHAREHOLDERS' EQUITY                            $ 61,953    $ 56,918    $ 51,696
                                                                 ========    ========    ========

See accompanying notes to consolidated financial statements.

*Dividends per share for all periods presented have been adjusted to reflect the 1998, 1997, and 1996 stock dividends of 10%.

                            BHA Group Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                               1998        1997        1996
                                                               ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $  7,332    $  8,101    $  6,707
    Adjustments to reconcile net earnings to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                        5,478       4,490       4,461
           Provision for deferred income taxes                 (1,469)        266         (39)

    Changes in assets and liabilities:
           Accounts receivable                                 (8,590)     (2,583)       (289)
           Inventories                                         (7,003)     (1,578)     (3,493)
           Prepaid expenses                                      (568)       (145)       (249)
           Income taxes                                         1,505        (926)        240
           Accounts payable                                       (86)      2,577        (535)
           Accrued expenses and other current liabilities        (470)        429       1,553
                                                             --------    --------    --------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (3,871)     10,631       8,356
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                 (8,313)    (10,523)     (4,195)
    Net assets of businesses acquired, excluding cash          (1,221)
    Acquisition of product rights and additions to other
       intangible assets                                         (104)        (82)       (274)
                                                             --------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                   (9,638)    (10,605)     (4,469)
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                        317         195          32
    Payment of cash dividends on common stock                    (806)       (740)       (675)
    Purchase of treasury stock                                 (1,783)     (2,669)       (601)
    Stock option exercise - net payments                         (883)       (154)       (421)
    Proceeds from long-term debt                                 --         7,500        --
    Repayments of long-term debt                                  (88)     (1,708)       (564)
    Borrowings (repayments) on lines of credit, net            14,500      (2,154)     (1,252)
                                                             --------    --------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                              11,257         270      (3,481)
                                                             --------    --------    --------
Effect of exchange rate changes                                  (145)        (10)       (419)
                                                             --------    --------    --------
    Net increase (decrease) in cash and cash equivalents       (2,397)        286         (13)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  2,590       2,304       2,317
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $    193    $  2,590    $  2,304
                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                    1,530    $  1,025    $    708
                                                             --------    --------    --------
    Income taxes                                             $  3,543    $  4,297    $  3,863
                                                             --------    --------    --------

Supplemental disclosure of non-cash investing and
activities:
    Issuance of common stock to directors, officers and
       employees                                             $   272     $    238    $    128
                                                             -------     --------    --------

See accompanying notes to consolidated financial statements.

                            BHA Group Holdings, Inc.
                   Notes to Consolidated Financial Statements


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

       INVENTORIES
       BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 1998 and 1997 were as follows:

($ IN THOUSANDS)                     1998                1997
                               -----------------    ----------------
Raw materials                    $    17,036          $   11,697
Work-in-process                        1,174               1,015
Finished goods                         9,153               7,224
                               -----------------    ----------------
TOTAL                            $    27,363          $   19,936
                               =================    ================

       PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts; replacements, maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

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

       FOREIGN CURRENCY TRANSLATION
       Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in shareholders' equity. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains included in the consolidated statements of earnings for 1998, 1997 and 1996 amounted to $141,000, $93,000 and $24,000, respectively.

       FORWARD EXCHANGE CONTRACTS
       BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1998 and 1997, the aggregate amount of such forward exchange contracts was approximately $1,950,000 and $1,700,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1998.

       TREASURY STOCK
       Since June 1994, the Board of Directors of BHA have periodically approved the purchase of up to 2,000,000 shares of the Company's common stock. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

       EARNINGS PER COMMON SHARE
       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" that requires earnings per share to show both a "basic" and "diluted" earnings per share number. Statement No. 128 has been adopted in the accompanying financial statements with retroactive application. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. Stock options are described in
       Note 5. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA.)

                                           1998                            1997                             1996
                              -------------------------------  ------------------------------  -------------------------------
                                  Net      Shares   Per-Share   Net         Shares  Per-Share     Net       Shares   Per-Share
                               Earnings   (Denom.)    Amt.      Earnings   (Denom.)    Amt.     Earnings   (Denom.)     Amt.
                              (Numerator)                      (Numerator)                     (Numerator)
Basic earnings per share:
Earnings available to
common shareholders             $7,332     7,171      $ 1.02      $8,101    7,226     $ 1.12      $6,707     7,275      $ 0.92

Effect of dilutive
securities--stock options         --         381                    --        450                    --        151

Diluted earnings per
share:  Earnings
available to common
shareholders and assumed
conversion                      $7,332     7,552      $ 0.97      $8,101    7,676     $ 1.06      $6,707     7,426      $ 0.90
                              ===============================  ==============================  ===============================

       Options to purchase 8,800 shares of common stock at prices ranging from $16.42 to $16.82 per share were outstanding at the end of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

       A 10% stock dividend was distributed in June 1998, June 1997 and July 1996. All per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock dividends for all periods presented.

       COST IN EXCESS OF NET ASSETS ACQUIRED AND INTANGIBLE ASSETS
       Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $1,165,000 and $979,000 at September 30, 1998 and 1997, respectively.

       Intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $5,482,000 and $4,944,000 at September 30, 1998 and 1997, respectively.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term debt is estimated by discounting future cash flows using current market rates. The carrying amount of long-term debt approximates fair value at September 30, 1998.

2.     ACQUISITIONS
       In November 1997, the Company acquired Purificacion y Filtracion, S.L. (BHA Purfilter) located in Barcelona, Spain for $1,275,000. The name of the company was subsequently changed to BHA Purfilter, S.L. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired based upon the estimated fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over thirty years.

       In May 1998, the Company acquired the remaining interest in Industrias Filtrantes Purfilter C.A. (BHA Venezuela), located in Puerto Ordaz, Venezuela. The Company acquired a minority interest in BHA Venezuela with the acquisition of BHA Purfilter. The purchase price of the remaining interest in BHA Venezuela was $120,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired based upon the estimated fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over thirty years.

       The pro forma effect of these acquisitions are not material to the Company for the year ended September 30, 1998.

3.     NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

       A summary of notes payable to banks and long-term debt at September 30, 1998 and 1997 are as follows:

($ IN THOUSANDS)                                                          1998                 1997
                                                                     ----------------    -----------------
Unsecured lines of credit with variable interest rates                  $   19,300         $   4,800
Notes payable to domestic banks bearing interest
     at 6.31% to 7.02%                                                       7,500             7,500
Other notes payable                                                            217               177
Less current installments                                                    3,988                62
                                                                     ----------------    -----------------
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                          $   23,029         $  12,415
                                                                     ================    =================

       BHA has domestic unsecured bank lines of credit of $33,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on either the prime rate or LIBOR. These lines expire in the following fiscal years: 1999 - $10,000,000; 2000 - $9,000,000; 2001 - $4,000,000; 2002 - $10,000,000. The facilities include revolving credit agreements of $19,000,000 in which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 1998, $19,300,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.48%.

       In November 1996, BHA entered into a $5,000,000 unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a fixed interest rate of 7.02% and matures in October 2001. Principal and interest payments of $154,000 are due in monthly installments starting in November 1998. In March 1997, BHA entered into a $2,500,000 unsecured term loan to fund capital expenditures. This term loan has an interest rate of 6.31% and matures in March 1999 with principal due upon maturity.

       BHA's foreign subsidiary located in Germany maintains a line of credit with a foreign bank in the amount of DEM 1,800,000 (approximately $1,091,000). BHA's foreign subsidiary located in Switzerland also maintains a line of credit with a foreign bank in the amount of CHF 200,000 (approximately $148,000). As of September 30, 1998 and 1997, there were no amounts outstanding under these lines of credit.

       The term loans and domestic bank lines of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio and maximum leverage ratio. BHA was in compliance with all covenants at September 30, 1998. At September 30, 1998, $13,900,000 of retained earnings were available for cash dividends.

       Scheduled payments on long-term debt for the next five fiscal years are as follows:

                                  $ IN THOUSANDS
                                ------------------
                 1999                $ 3,988
                 2000                 10,659
                 2001                  5,764
                 2002                  6,606
                                ------------------
                                     $27,017
                                ==================

4.     INCOME TAXES

       The components of total income tax expense for the years ended September 30, 1998, 1997 and 1996 are as follows:

($ IN THOUSANDS)                                        1998             1997              1996
                                                    -------------    -------------     -------------
Current income tax expense:
     Federal                                          $ 3,716          $   2,260         $   2,433
     Foreign                                              160                548               606
     State and local                                      543                406               330
Deferred income tax expense (benefit):
     Federal                                             (893)               250               (19)
     State                                               (101)                16               (20)
                                                    -------------    -------------     -------------
                                                      $ 3,425          $   3,480         $   3,330
                                                    =============    =============     =============

       The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                          1998             1997              1996
                                                      -------------    -------------     -------------
  Expected income tax expense                            34.0%              34.0%             34.0%
  State income taxes, net                                 2.7                2.3               2.2
  Difference in tax rates of foreign
       subsidiaries                                      (2.2)              (3.6)             (2.9)
  Research and experimentation credits                   (1.7)              (3.4)             (2.0)
  Other, net                                             (1.0)                .8               1.9
                                                      -------------    -------------     -------------
     EFFECTIVE INCOME TAX RATE                           31.8%              30.1%             33.2%
                                                      =============    =============     =============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented as follows:

($ IN THOUSANDS)                                            1998                  1997
                                                       ----------------      ----------------
Deferred tax assets:
     Reserves and accruals not
        currently deductible                             $     1,641           $   1,114
     Inventories                                                 234                 153
     Other, net                                                  165                 316
                                                       ----------------      ----------------
     Total gross deferred tax assets                           2,040               1,583
                                                       ----------------      ----------------
Deferred tax liabilities:
     Intangible and other assets                                 621                 374
     Property, plant and equipment                               813                 941
     Prepaid expenses                                            244                 193
     Deferred compensation                                        92                 145
     Other, net                                                  536               1,661
                                                       ----------------      ----------------
     Total gross deferred tax liabilities                      2,306               3,314
                                                       ----------------      ----------------
     NET DEFERRED TAX LIABILITY                          $       266           $   1,731
                                                       ================      ================

       At September 30, 1998 and 1997, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

($ IN THOUSANDS)                                             1998                 1997
                                                       -----------------     ----------------
Current deferred income tax asset                        $     1,850           $    1,216
Non-current deferred income tax liability                     (2,116)              (2,947)
                                                       -----------------     ----------------
NET DEFERRED INCOME TAX LIABILITY                        $      (266)          $   (1,731)
                                                       =================     ================

       BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences.

       BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximate $2,702,000, $2,142,000 and $1,084,000 at September 30, 1998, 1997 and 1996,
       respectively, as management considers these earnings to be permanently invested. Net earnings (losses) of these foreign subsidiaries were approximately $359,000, $1,058,000 and $670,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

5.     INCENTIVE STOCK PLAN

       BHA has an incentive stock plan for key employees, officers and directors. The plan originally provided for 1,280,000 shares of common stock available for issuance of stock options, restricted stock and payment to outside directors in lieu of cash. Stock options are granted at a price equal to the fair market value of BHA Common Stock at the date of grant for terms of up to ten years. During 1998, the Compensation Committee of the Board of Directors, which administers the plan, approved an amendment to the incentive stock plan. This amendment approved an additional 580,000 shares of common stock available for the issuance of stock options.

       In accordance with the terms of the incentive stock plan, the Compensation Committee made adjustments to the plan and the outstanding options to take into account the dilutive effect of the previous stock dividends. The number of shares available for issuance under the plan was increased to 2,221,084 as of September 30, 1998.

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

       A summary of transactions in the incentive stock plan is as follows:

                                      1998                           1997                            1996
                                          WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                             NUMBER        AVERAGE          NUMBER         AVERAGE          NUMBER         AVERAGE
                            OF SHARES  EXERCISE PRICE      OF SHARES   EXERCISE PRICE      OF SHARES   EXERCISE PRICE
                           ----------------------------  ------------------------------  ------------------------------
Outstanding at beginning   1,099,431       $   8.83        1,158,193        $  8.71        1,284,888       $  8.22
of year
  Granted                    251,140          16.02            6,050          15.23            6,655          9.58
  Canceled                     --                            (11,647)          9.58          (29,286)         9.86
  Exercised                 (263,514)          8.26          (53,165)          6.84         (104,064)         2.34
                           --------------------------------------------------------------------------------------------
Outstanding at end of
year                       1,087,057       $  10.63        1,099,431        $  8.83        1,158,193       $  8.71
                           ----------------------------  ------------------------------  ------------------------------
Exercisable at end of yr.    773,045       $   8.93          891,935        $  8.85          588,116       $  8.85
                           ============================  ==============================  ==============================

*All share and exercise price information has been adjusted to reflect all previous stock dividends of 10%.

                           OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
 -------------------------------------------------------------------------    --------------------------------------
                          NUMBER          WEIGHTED-         WEIGHTED-              NUMBER            WEIGHTED-
 RANGE OF EXERCISE     OUTSTANDING     AVG. CONTRACTED    AVG. EXERCISE          EXERCISABLE          AVERAGE
       PRICES           AT 9/30/98       LIFE IN YRS.         PRICE              AT 9/30/98        EXERCISE PRICE
 ------------------- ----------------- ----------------- -----------------    ------------------ -------------------
    $5.76 - 9.58         678,838             4.9              $ 8.14               620,503            $   8.00
   $10.77 - 16.82        408,219             7.4              $14.77               152,542            $  12.70
                     -----------------                                        ------------------
                        1,087,057                                                  773,045
                     =================                                        ==================

       The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $5.20, $5.44 and $3.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of .80% for 1998, and 1.00% for 1997 and 1996; weighted average risk-free interest rate of 4.73% for 1998 and 6.10% for 1997 and 1996; expected volatility factor of 19.0%, 18.9% and 21.1% for 1998, 1997 and 1996, respectively; and a weighted-average expected life of eight years.

       Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net earnings. Stock-based compensation expense, if recorded under SFAS 123 would have reduced net earnings by $470,000 or $0.06 per diluted share in 1998, $12,000 in 1997 and $8,000 in 1996, with no effect on earnings per share in 1997 or 1996.

       Compensation expense for options granted prior to October 1, 1995 is not considered. The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the proforma net earnings amounts above since compensation expense is reflected over the option's vesting period of four years for all options.

6.     COMMITMENTS AND CONTINGENT LIABILITIES

       EMPLOYEE BENEFIT PLANS
       BHA has a noncontributory Employee Stock Ownership Plan (ESOP) which includes substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP. Benefits become vested according to years of service. Contributions charged to operating expense were $884,000, $1,175,000 and $983,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

       BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. The 401(k) Plan provides that 100% of a participant's contribution will be matched by BHA subject to a maximum contribution which is determined annually at the discretion of the Board of Directors. BHA matching contributions become vested based on years of service. BHA made matching contributions of $270,000, $253,000 and $232,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

       LEASES
       A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows:

       YEARS ENDING SEPTEMBER 30,                $ IN THOUSANDS
       --------------------------                --------------
                  1999                             $   1,938
                  2000                                   767
                  2001                                   192
                  2002                                    25

       It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Total rental expense on noncancelable, long-term operating leases amounted to approximately $2,210,000, $1,036,000 and $652,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

       LETTERS OF CREDIT
       The terms of certain contracts require that BHA issue standby letters of credit to assure performance. A portion of one of the $5 million lines of credit more fully described in Note 3 was established to cover the issuance of these letters of credit. Open standby letters of credit amounted to $57,000 and $578,000 at September 30, 1998 and 1997, respectively.

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

7.     SUPPLEMENTAL FINANCIAL INFORMATION

       The Company sells products and services in several geographic areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and China. The foreign business operations manufacture and sell in Europe. Set forth below is information regarding the Company's domestic and foreign businesses for each of the years in the three-year period ended September 30, 1998:

               ($ IN THOUSANDS)                        1998                    1997                    1996
                                               ---------------------  ----------------------- -----------------------
Domestic assets                                     $    88,267            $    76,976            $    68,089
Foreign assets (Europe)                                  19,307                 10,629                  7,946
                                               ---------------------  ----------------------- -----------------------
TOTAL                                               $   107,574            $    87,605            $    76,035
                                               =====================  ======================= =======================
Domestic sales                                      $   121,924            $   114,168            $   105,962
Foreign sales (Europe)                                   20,508                 16,431                 15,346
                                               ---------------------  ----------------------- -----------------------
TOTAL                                               $   142,432            $   130,599            $   121,308
                                               =====================  ======================= =======================
Domestic operating income                           $    11,309            $    10,911            $     9,703
Foreign operating income (Europe)                           871                  1,679                  1,066
                                               ---------------------  ----------------------- -----------------------
TOTAL                                               $    12,180            $    12,590            $    10,769
                                               =====================  ======================= =======================

       U.S. export sales to unaffiliated customers in Canada, Latin America, the Near East, the Pacific Rim and China were $23,230,000, $24,966,000 and $22,410,000 for the years ended September 30, 1998, 1997 and 1996, respectively. These revenues are included in "Domestic sales" in the table above.

8.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data are as follows:

THREE MONTHS ENDED                                  DEC. 31         MARCH 31          JUNE 30         SEPT. 30
                                                --------------- ------------------ --------------- ----------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales                                             30,022          38,881           35,917           37,612
Gross margin                                           9,710          11,672           11,179           11,472
Net earnings                                           1,390           2,100            1,895            1,947
Diluted earnings per share*                              .18             .28              .25              .26

Common Stock Price Range, High*                       $17.96          $17.96           $19.00           $16.50
                          Low*                        $15.68          $15.78           $15.25           $11.75

1997
Net sales                                            $31,116         $33,646          $33,054          $32,783
Gross margin                                           9,347          10,274           10,574           10,591
Net earnings                                           1,795           1,972            2,006            2,328
Diluted earnings per share*                              .24             .25              .26              .30

Common Stock Price Range, High*                       $14.67          $15.29           $17.73           $17.73
                          Low*                        $11.98          $13.23           $14.67           $15.23

       *Earnings per share and common stock price for all periods presented have been adjusted to reflect the 1998 stock dividend of 10%

       The quarter ended September 30, 1997 reflects recognition of research and experimentation credits of $132,000 ($.02 per share).

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                                                Charged to
                                                             Beginning          Costs and                             Ending
                                                              Balance            Expenses         Deductions          Balance
Allowance for doubtful receivables:
Year ended September 30, 1998                          $            965                 254               80             1,139
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1997                          $            932                 385              352               965
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1996                          $            830                 382              280               932
                                                           ===============    ===============   ===============    ==============

Reserve for Warranty and Product Service
Year ended September 30, 1998                          $            915               1,629            1,404             1,140
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1997                          $            970               1,715            1,770               915
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1996                          $            849               1,481            1,360               970
                                                           ===============    ===============   ===============    ==============

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 1998, which is incorporated herein by reference.

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

(a) (3)  Exhibits:

         (3a)  Certificate of Incorporation, as amended (9).

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

         (11)  Computation of earnings per common share (11).

         (21)  Subsidiaries of the Registrant (11).

         (23)  Independent Auditors' Consent (11).

         (27)  Financial Data Schedule - Article 5 (11).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

(c)  Exhibits: See (a) (3) above.

(d)  Financial Statement Schedules: See (a) (2) above.

NOTES TO INDEX
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-8644) which is incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, which is incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which is incorporated herein by reference.

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

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

(11) Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.

Dated:  December 29, 1998                   By:  /s/ James E. Lund
        --------------------------              -----------------------------------------
                                                James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December 29, 1998                   By:  /s/ James E. Lund
        --------------------------               ----------------------------------------
                                                 James E. Lund, President
                                                 Principal Executive Officer and Director

Dated:  December 29, 1998                   By:  /s/ Lamson Rheinfrank, Jr.
        --------------------------               ----------------------------------------
                                                 Lamson Rheinfrank, Jr.
                                                 Chairman of the Board

Dated:  December 29, 1998                   By:  /s/ Michael T. Zak
        --------------------------               ----------------------------------------
                                                 Michael T. Zak
                                                 Vice Chairman and Director

Dated:  December 29, 1998                   By:  /s/ Don H. Alexander
        --------------------------               ----------------------------------------
                                                 Don H. Alexander
                                                 Director

Dated:  December 29, 1998                   By:  /s/ Robert Freeland
        --------------------------               ----------------------------------------
                                                 Robert Freeland
                                                 Director

Dated:  December 29, 1998                   By:  /s/ Thomas A. McDonnell
        --------------------------               ----------------------------------------
                                                 Thomas A. McDonnell
                                                 Director

Dated:  December 29, 1998                   By:  /s/ James J. Thome
        --------------------------               ----------------------------------------
                                                 James J. Thome
                                                 Executive Vice President,
                                                 Principal Operating Officer and Director

Dated:  December 29, 1998                   By:  /s/ Richard C. Green, Jr.
        --------------------------               ----------------------------------------
                                                 Richard C. Green, Jr.
                                                 Director

Dated:  December 29, 1998                   By:  /s/ James C. Shay
        --------------------------               ----------------------------------------
                                                 James C. Shay
                                                 Principal Financial & Accounting Officer,
                                                 Secretary and Treasurer

                            BHA Group Holdings, Inc.
                                  Exhibit Index

EXHIBIT NO.                       DESCRIPTION                              PAGE
    11                 Computation of Per Share Earnings                    45

    21              Subsidiaries of BHA Group Holdings, Inc.                46

    23                  Independent Auditors' Consent                       47

    27                Financial Data Schedule - Article 5                   48

                           STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as.....................'r'