Form 10-Q
period 1998-12-31
BHA GROUP INC
filed 1999-02-16
CIK 801128

                       Securities and Exchange Commission

                             Washington, D.C. 20549

              -----------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934


    For the Quarter Ended                         Commission File Number
      December 31, 1998                                  0-15045


                            BHA Group Holdings, Inc.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    43-1416730
-----------------------------------            --------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                 Number)


    8800 East 63rd Street, Kansas City, Missouri                     64133
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code             (816) 356-8400
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


          Yes   X                       No
              ------                        ------

As of January 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 7,098,040.

                          Part I. Financial Information

                    BHA Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)


           (In thousands, except share data)                December 31,    September 30,
                        Assets                                  1998            1998
                        ------                             ------------     ------------

Current assets:
    Cash and cash equivalents                                $   1,208        $     193
    Accounts receivable, less allowance for doubtful
        receivables of $1,126 and $1,139, respectively          26,608           31,338
    Inventories (note 4)                                        27,540           27,363
    Prepaid expenses                                             2,501            1,828
    Deferred income taxes                                        1,850            1,850
                                                             ---------        ---------
           Total current assets                                 59,707           62,572
                                                             ---------        ---------
Property, plant and equipment, at cost:
    Land and improvements                                        1,344            1,344
    Buildings and improvements                                  24,379           24,241
    Machinery and equipment                                     37,309           35,947
    Office furniture, fixtures and equipment                     4,127            4,149
                                                             ---------        ---------
                                                                67,159           65,681

    Less accumulated depreciation and amortization              30,223           29,125
                                                             ---------        ---------
           Net property, plant and equipment                    36,936           36,556
                                                             ---------        ---------
Other assets (note 5)                                           10,451            8,446
                                                             =========        =========
                                                             $ 107,094        $ 107,574
                                                             =========        =========

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
    Current installments of long-term debt                   $   4,110        $   3,988
    Current lease obligations (note 5)                             400               --
    Accounts payable                                             5,029            8,896
    Accrued compensation and employee benefit costs              1,545            3,695
    Accrued expenses and other current liabilities               3,096            3,411
    Income tax payable                                             886              359
                                                             ---------        ---------
           Total current liabilities                            15,066           20,349
                                                             ---------        ---------
Long-term deferred income taxes                                  2,107            2,116
Long-term debt, excluding current installments                  20,008           23,029
Long-term lease obligations, excluding current
    installments (note 5)                                        7,600               --
Other liabilities                                                  130              127
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued
        8,686,723 and 8,666,353, respectively                       87               87
    Additional paid-in capital                                  61,317           61,310
    Retained earnings                                           24,084           22,983
    Accumulated - other comprehensive income                      (487)            (293)
    Unearned compensation                                          (82)            (108)
    Less cost of 1,580,245 shares and 1,527,856 of
        common stock in treasury                               (22,736)         (22,026)

                                                             ---------        ---------
           Total shareholders' equity                           62,183           61,953
                                                             =========        =========
                                                             $ 107,094        $ 107,574
                                                             =========        =========



See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Three Months Ended December 1998 and 1997

                                   (Unaudited)


(In thousands, except per share data)                        1998                1997
                                                             ----                ----

Net sales                                                   $35,228             $30,022
Cost of sales                                                24,539              20,312
                                                            -------             -------
        Gross margin                                         10,689               9,710
                                                            -------             -------

Operating expenses
    Selling and advertising expense                           4,685               3,918
    General and administrative expense                        3,595               3,486
                                                            -------             -------
        Total operating expenses                              8,280               7,404
                                                            -------             -------
        Operating income                                      2,409               2,306
                                                            -------             -------

Interest expense, net                                           443                 246
                                                            -------             -------
        Earnings before income taxes                          1,966               2,060
                                                            -------             -------

    Income taxes                                                650                 670
                                                            =======             =======
        Net earnings                                        $ 1,316             $ 1,390
                                                            =======             =======

Basic earnings per common share*                            $   .18             $   .19
Diluted earnings per common share*                              .18                 .18

Basic weighted average number of common shares                7,142               7,158
outstanding*
Diluted weighted average number of common shares              7,364               7,680
outstanding*



* Earnings per share and weighted average shares have been adjusted to reflect the 1998 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                for the Three Months Ended December 1998 and 1997

                                   (Unaudited)

(In thousands)                                                   1998             1997
                                                                 ----             ----
Net earnings:                                                   $1,316           $1,390

Other comprehensive income - foreign currency
    translation adjustments                                       (194)            (369)
                                                                ------           ------

                                                                ------           ------
Comprehensive income                                             1,122            1,021
                                                                ======           ======


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
              for the Three Months Ended December 31, 1998 and 1997

                                   (Unaudited)

(In thousands, except share and per share data)                     1998                 1997
                                                                    ----                 ----
Common stock:
    Balance at beginning period                                   $     87             $     78
    Issuance of 20,370 and 20,871 shares of common
        stock in 1998 and 1997, respectively                            --                    1
                                                                  --------             --------
    Balance at end of period                                            87                   79
                                                                  --------             --------
Additional paid-in capital:
    Balance at beginning of period                                  61,310               47,607
    Excess over par value of common stock issued                         7                  277
                                                                  --------             --------
    Balance at end of period                                        61,317               47,884
                                                                  --------             --------
Retained earnings:
    Balance at beginning of period                                  22,983               27,773
    Net earnings for the period                                      1,316                1,390
    Cash dividends of $.03 per share paid on common
        stock during 1998 and 1997                                    (215)                (195)
                                                                  --------             --------
    Balance at end of period                                        24,084               28,968
                                                                  --------             --------
Accumulated - other comprehensive income:
    Balance at beginning of period                                    (293)                (148)
    Equity adjustment from foreign currency translation               (194)                (369)
                                                                  --------             --------
    Balance at end of period                                          (487)                (517)
                                                                  --------             --------
Unearned compensation:
    Balance at beginning of period                                    (108)                (211)
    Compensation expense                                                26                   26
                                                                  --------             --------
    Balance at end of period                                           (82)                (185)
                                                                  --------             --------
Treasury stock:
    Balance at beginning of period                                 (22,026)             (18,181)
    Acquisition of 57,500 and 7,000 shares of common
        stock, at cost, during 1998 and 1997, respectively            (772)                (130)
    Issuance of 5,111 and 1,454 treasury shares pursuant
        to stock option exercises, net, during 1998 and 1997            62                   17

                                                                  --------             --------
    Balance at end of period                                       (22,736)             (18,294)
                                                                  --------             --------
    Total shareholders' equity                                    $ 62,183             $ 57,935
                                                                  ========             ========


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended December 1998 and 1997

                                   (Unaudited)

(In thousands)                                                  1998              1997
                                                                ----              ----

Cash flows from operating activities:
    Net earnings:                                             $  1,316           $1,390
        Adjustment to reconcile net earnings to net
           cash provided by operating activities:

        Depreciation and amortization                            1,377            1,300
        Deferred Income Tax                                         (9)              --

    Changes in assets and liabilities:

        Accounts receivable                                      4,730           (1,306)
        Inventories                                               (177)             135
        Prepaid expenses                                          (673)            (697)
        Accounts payable                                        (3,867)          (3,651)
        Accrued expenses and other liabilities                  (2,465)          (2,682)
        Income taxes payable                                       527              764
                                                              --------           ------
           Net cash provided by (used in) operating                759           (4,747)
                    activities                                --------           ------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                (1,547)          (2,503)
    Net assets of businesses acquired, excluding cash               --           (1,104)
    Change in other assets                                     (2,186)               --
                                                              --------           ------
           Net cash used in  investing activities               (3,733)          (3,607)
                                                              --------           ------

Cash flows from financing activities:
    Payment of cash dividend on common stock                      (215)            (195)
    Purchase of treasury stock                                    (772)            (130)
    Proceeds from issuance of common stock                         139               81
    Net stock options exercised                                    (70)             (17)
    Proceeds from borrowings under bank term notes               2,997               --
    Proceeds from lease obligations                              8,000               --
    Net proceeds (repayments) from borrowings under
        revolving bank lines of credit                          (5,455)           7,410
    Repayments of long-term debt and other long-term              (441)             (81)
        liabilities
                                                              --------           ------
        Net cash provided by financing activities                4,183            7,068
                                                              --------           ------

        Effect of exchange rate changes                           (194)            (369)
                                                              --------           ------

    Net increase in cash and cash equivalents                    1,015           (1,655)
Cash and cash equivalents at beginning of period                   193            2,590
                                                              --------           ------
Cash and cash equivalents at end of period                     $ 1,208           $  935
                                                              ========           ======




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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s Annual Report to Shareholders for the fiscal year ended September 30, 1998, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

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

                      (In thousands, except per share data)
                           For the three months ended


                                           December 31, 1998                        December 31, 1997

                                   Net Earnings    Shares    Per-Share     Net Earnings     Shares    Per-Share
                                   (Numerator)    (Denom.)     Amt.         (Numerator)     (Denom.)     Amt.
                                   -----------    --------     ----         -----------     --------     ----

  Basic earnings per share:
    Earnings available to
     common shareholders          $ 1,316           7,142     $ 0.18       $ 1,390            7,158     $ 0.19

      Effect of dilutive
  securities--stock options         --                222                    --                 522

     Diluted earnings per share:
  Earnings available to common
   shareholders and assumed
         conversion               $ 1,316           7,364     $ 0.18       $ 1,390            7,680     $ 0.18
                                  =======           =====     ======       =======            =====     ======



A 10% stock dividend was distributed in June 1998 and June 1997. All per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock dividends for all periods presented.

(3) Comprehensive Income
The Company retroactively adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" as of October 1, 1998. This statement establishes rules for the reporting of comprehensive income and its components. The adoption of Statement No. 130 had no impact on total shareholders' equity.

(4) Inventories
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 1998 and September 30, 1998 were as follows (in thousands):



                           December 31,       September 30,
                              1998               1998
                              ----               ----

Raw materials                $18,492          $  17,036
Work-in-process                1,290              1,174
Finished goods                 7,758              9,153
                             -------          ---------
Total                        $27,540          $  27,363
                             =======          =========

(5) Lease Obligations
On December 22, 1998, BHA Technologies, Inc., a wholly-owned subsidiary of BHA Group Holdings, Inc., entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8 million and placed the proceeds in a trust to fund capital expenditures at the Lee's Summit manufacturing facility. The Company is obligated, through its lease, for the repayment of these bonds over the next 20 years. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR. As of December 31, 1998, BHA Technologies, Inc. has $2.2 million in restricted cash held in the trust for exclusive use for additional qualified capital expenditures in Lee's Summit, Missouri. This restricted cash is included in Other Assets. A portion of the proceeds from the transaction was used to repay the Company's long-term debt.

(6) Notes Payable to Banks

In October 1998, the Company's foreign subsidiary located in Germany entered into an unsecured credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $2,997,000) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,498,000) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001. As of December 31, 1998, DEM 1,750,000 (approximately $1,049,000) was outstanding under this line of credit at an interest rate of 4.85%.

The Company has domestic unsecured bank lines of credit amounting to $28,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on LIBOR. These lines expire in the following fiscal years: 1999 - $5,000,000; 2000 - $9,000,000; 2001 - $4,000,000; 2002 -
$10,000,000. The facilities include revolving credit agreements of $19,000,000, in which the Company pays a 0.25% commitment fee on the unused portion. At December 31, 1998, $12,845,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 6.33%. At September 30, 1998, $19,300,000 was outstanding under the Company's domestic bank lines of credit.

                    BHA Group Holdings, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                  Results of Operations and Financial Condition

Net Sales

BHA Group Holdings, Inc. (the "Company") develops, manufactures and sells innovative filtration products and services to domestic and international customers. Domestic sales for the purpose of this "Management's Discussion and Analysis" are those to customers in the U.S. and Canada. Consolidated net sales for the three months ended December 31, 1998 ("first quarter") increased 17% to $35.2 million from $30.0 million for the same period in fiscal 1998. The improvement in sales is due primarily to strong domestic sales in both the Company's electrostatic precipitator ("ESP") and fabric filter businesses. Domestic ESP replacement parts and service sales increased 56% over the prior year due to an increase in electric utility business. Domestic Fabric filter replacement parts sales increased 13% due to continued market penetration of the Company's fine filtration and traditional products. International sales increased 8% over the prior year. The improvement was due primarily to strong sales in Europe which rose 22% over the prior year. Export sales from the U.S. during the first quarter of fiscal 1999 showed a slight decline due to lower exports to Latin America and consistent exports to Asia.

Gross Margin

Consolidated gross margin as a percentage of sales was 30.3% for the first quarter of fiscal 1999 down from 32.3% for the same period a year ago. The consolidated gross margin in the first quarter 1999 was comparable to the fourth quarter of fiscal 1998. The decline in gross margin as a percentage of sales for the period was largely attributable to BHA Technologies, Inc.'s efforts outside of air pollution control.

Operating Expense

Operating expense as a percentage of sales was 23.5% and 24.7% for the first quarter of fiscal years 1999 and 1998, respectively. Selling and advertising expense as a percentage of sales during the first quarter was comparable to the same period in the prior year. General and administrative expense as a percentage of sales decreased slightly during the first quarter to 10.2% as compared to 11.61% in the prior year. The decrease is reflective of a modest increase in general and administrative costs while sales rose 17%.

Net Interest Expense

Net interest expense for the first quarter of fiscal 1999 and 1998 was $443,000 and $246,000. Net interest expense was comparable to the fourth quarter of fiscal 1998. The increase was attributable to higher average outstanding borrowings in the current period as compared to the prior year. The increase in borrowings is attributable to capital expenditures relating to BHA Technologies, Inc. and an increase in working capital and treasury share repurchases.

Income Taxes

The effective income tax rates were 33.1% and 32.5% for the first quarter of fiscal 1999 and 1998, respectively.

Net Earnings

Net earnings for the first quarter of fiscal 1999 and 1998 were $1,316,000 and $1,390,000, respectively. The decrease in net earnings despite the increase in profits in the Company's core air pollution control businesses was attributable to losses in BHA Technologies, Inc.

Liquidity and Capital Resources

Net working capital increased from $42.2 million at September 30, 1998 to $44.6 million at December 31, 1998. The current ratio at December 31, 1998 and September 30, 1998 was 4.0 and 3.1, respectively. The Company's cash increased from $193,000 to $1.2 million. Cash provided by operating activities for the three months ended December 31, 1998 was $759,000 and cash used in operating activities for the three months ended December 31, 1997 was $4.7 million. The improvement was attributable to the reduction of accounts receivable.

Investing activities resulted in a net use of cash of $3.7 million and $3.6 million for the three months ended December 31, 1998 and 1997, respectively. The current year activity consisted of capital expenditures and the investment of the proceeds from the sales-leaseback transaction.

During the three months ended December 31, 1998 and 1997, net cash provided by financing activities was $4.2 million and $7.1 million, respectively. The Company's financing activities during fiscal 1999 consisted of borrowings under the newly established credit facility in Europe and proceeds from the sales-leaseback transaction. Borrowings this quarter were used to fund the Company's capital expenditures, treasury share repurchases, cash dividend requirements and repayment of revolving bank lines of credit.

During the three month period ended December 31, 1998, the Company established several new credit facilities which are described more fully in footnotes 5 and
6. Specifically, BHA Technologies, Inc. entered into a sales-leaseback transaction for the purpose of issuing Industrial Development Revenue Bonds to fund the capital expenditures. The Company's foreign subsidiary located in Germany entered into a credit agreement with a German bank. This credit agreement includes a term loan and a revolving bank line of credit. The purpose of the credit agreement is to provide working capital to the Company's businesses in Europe. In addition to the above two facilities, the company had unused domestic bank lines of credit aggregating $15.2 million at December 31, 1998. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

Year 2000

The Company has established a task force to address and assess Year 2000 compliance for the Company's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services.

The State of Readiness of the Company

During the past several years, the Company has replaced its significant computer software applications through normal system upgrades. These computer systems include personal computers, mainframe systems, and worldwide network applications. All of the new systems are, according to the software vendors, Year 2000 compliant to support the proper processing of date-sensitive transactions. Internal testing of these computer systems software applications is expected to be complete by March 31, 1999.

The task force is currently preparing an inventory list of all machinery, office equipment, and building equipment that utilize microprocessors at the Company's facilities around the world to determine Year 2000 compliance. An evaluation of this inventory list by the task force will be used to prioritize the need to test and correct any Year 2000 compliance issues. The Company plans to identify all Year 2000 compliance issues which could have a material impact on the business by March 1999. The plans also call for the completion of final system testing and any required remediation by September 1999.

The Company has a number of products that have date-sensitive microprocessors. The Company has identified those products that have Year 2000 compliance issues and proactively notified the customers, via certified letter, to whom these products have been sold. Additional testing of the Year 2000 compliance of the Company's products is being performed. As additional products with potential Year 2000 issues are identified, the Company will communicate, via certified letter, directly with those customers to provide them with additional information. The communication with customers is expected to continue through March 1999.

The task force is currently preparing a list of significant suppliers of goods and services whose Year 2000 compliance could potentially impact the Company's business. The Company is in the process of proactively addressing Year 2000 compliance with these suppliers, via certified letter, to obtain information regarding the state of readiness for Year 2000 compliance. The task force is currently evaluating the response from these requests for information to determine the impact on the Company's business and develop necessary contingency plans. The Company expects to complete this evaluation by March 1999.

The Costs of Year 2000 Compliance

The costs incurred to upgrade the Company's computer systems and software applications were normal, planned system upgrades. In 1996, the Company made the decision to consolidate its business into one entity for operating purposes. This consolidation process included an upgrade to the Company's mainframe legacy systems. The Company believes that all Year 2000 issues were addressed and corrected at this time. The Company completed its personal computer rollout during 1998. The rollout was part of an overall strategy to standardize on a single platform using a current level of technology. Based on representations received from vendors, the Company believes that all new equipment and software purchased is Year 2000 compliant.

The costs associated with the Year 2000 compliance of the Company's equipment are not expected to be material based on the preliminary review of the inventory listing by the task force. Any equipment that is not Year 2000 compliant will be replaced.

The costs associated with any potential non-compliance of the Company's products for Year 2000 are mitigated by the terms and conditions under which these products were sold. The Company's terms and conditions do not include any representations or warranties regarding Year 2000 compliance and exclude any liability for incidental or consequential damages including those which could arise out of a Year 2000 issue. The Company does not anticipate that the costs associated with Year 2000 issues relating to its products will be material.


                                      -11

The costs associated with the Year 2000 compliance of the Company's suppliers of goods and services are not expected to be material. The Company will continue to evaluate each supplier's state of readiness to determine if alternative plans need to be developed prior to January 1, 2000. These plans could include procuring additional quantities of inventory from certain vendors during the fourth quarter of calendar 1999.

The Company does not separately track the internal costs incurred relating to Year 2000 compliance since these costs are principally payroll and related costs for the task force and Management Information Systems department.

The Risks of Year 2000 Non-compliance to the Company

The task force believes that the most significant risk that relates to Year 2000 compliance may be the state of readiness of the Company's significant suppliers of goods and services. Although the Company has taken a proactive approach to communicate with these suppliers, the Company's relationship with these suppliers cannot impact or ensure Year 2000 compliance in these suppliers' ability to continue to provide the necessary goods and services to the Company.

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

New Accounting Pronouncements

Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for the Company's fiscal year 1999. This standard will expand and modify current segment disclosures.
                                      -12

Forward Looking Information

This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report of Form 10-K.

Quantitative and Qualitative Disclosures about Market Risk

Forward Exchange Contracts

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 1998 and 1997, the aggregate amount of such forward exchange contracts was approximately $2,500,000 and $1,450,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at December 31, 1998.



Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 11:  Computation of earnings per common share

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended December 31, 1998, there were no reports on Form 8-K filed by the Company.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BHA GROUP HOLDINGS, INC.
                                                (Registrant)

     February 16, 1999             By:  /s/ James C. Shay
------------------------------        -----------------------------------------
         Date                                   (Signature)

                                      James C. Shay
                                      Secretary, Treasurer, Principal Financial and Accounting Officer

                                   By: /s/ James E. Lund
                                      -----------------------------------------
                                                       (Signature)

                                      James E. Lund
                                      President and
                                      Chief Executive Officer

                                  Exhibit Index


        Exhibit No.                            Description
        -----------                            -----------


           11                    Computation of Earnings Per Common Share
           27                            Financial Data Schedule
