Form 10-Q
period 1999-03-31
BHA GROUP INC
filed 1999-05-17
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                          Commission File Number
        March 31, 1999                                   0-15045

                            BHA Group Holdings, Inc.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                        43-1416730
-----------------------------------              -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)


       8800 East 63rd Street, Kansas City, Missouri                  64133
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code           (816) 356-8400
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

                  Yes    [X]             No
                       ------                ------

As of April 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,993,330.

s

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



           (IN THOUSANDS, EXCEPT SHARE DATA)                 MARCH 31,        SEPTEMBER 30,
                        ASSETS                                  1999              1998
                        ------                             ---------------    -------------
Current assets:
    Cash and cash equivalents                                  $    430          $    193
    Accounts receivable, less allowance for doubtful
       receivables of $1,187 and $1,139, respectively            31,116            31,338
    Inventories (note 4)                                         25,602            27,363
    Prepaid expenses                                              2,711             1,828
    Deferred income taxes                                         1,850             1,850
    Income Tax Receivable                                           848                --
                                                           ---------------    ---------------
           Total current assets                                  62,557            62,572
                                                           ---------------    ---------------
Property, plant and equipment, at cost:
    Land and improvements                                         1,344             1,344
    Buildings and improvements                                   22,825            24,241
    Machinery and equipment                                      39,752            35,947
    Office furniture, fixtures and equipment                      4,479             4,149
                                                           ---------------    ---------------
                                                                 68,400            65,681

    Less accumulated depreciation and amortization               31,242            29,125
                                                           ---------------    ---------------
           Net property, plant and equipment                     37,158            36,556
                                                           ---------------    ---------------
Other assets (note 5)                                            11,461             8,446
                                                           ---------------    ---------------
                                                               $111,176          $107,574
                                                           ===============    ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term debt                     $  4,997          $  3,988
    Current lease obligations (note 5)                              400                --
    Accounts payable                                              5,798             8,896
    Accrued compensation and employee benefit costs               2,685             3,695
    Accrued expenses and other current liabilities                3,689             3,411
    Income tax payable                                               --               359
                                                           ---------------    ---------------
        Total current liabilities                                17,569            20,349
                                                           ---------------    ---------------
Long-term deferred income taxes                                   2,103             2,116
Long-term debt, excluding current installments                   22,942            23,029
Long-term lease obligations, excluding current
    installments (note 5)                                         7,600                --
Other liabilities                                                   933               127
Shareholders' equity:
    Common stock $0.01 par value.
        Authorized 20,000,000 shares; issued  8,737,979 and
        8,666,353, respectively                                      87                87
    Additional paid-in capital                                   61,608            61,310
    Retained earnings                                            23,715            22,983
    Accumulated - other comprehensive income                       (944)             (293)
    Unearned compensation                                           (56)             (108)
    Less cost of 1,740,486 shares and 1,527,856 of common
        stock in treasury                                       (24,381)          (22,026)
                                                           ---------------    ---------------
           Total shareholders' equity                            60,029            61,953
                                                           ---------------    ---------------
                                                               $111,176          $107,574
                                                           ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH, 31 1999 AND 1998

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1999               1998
                                                             ----               ----
Net sales                                                  $  40,331          $  38,881
Cost of sales                                                 30,951             27,209
                                                        ----------------   ----------------
        Gross margin                                           9,380             11,672
                                                        ----------------   ----------------

Operating expenses
    Selling and advertising expense                            5,190              4,419
    General and administrative expense                         3,935              3,743
                                                        ----------------   ----------------
        Total operating expenses                               9,125              8,162
                                                        ----------------   ----------------
        Operating income                                         255              3,510
                                                        ----------------   ----------------

Interest expense, net                                            470                355
                                                        ----------------   ----------------
        Earnings (loss) before income taxes                     (215)             3,155
                                                        ----------------   ----------------

    Income taxes                                                 (60)             1,055
                                                        ----------------   ----------------
        Net earnings (loss)                                $    (155)         $   2,100
                                                        ================   ================

Basic earnings (loss) per common share*                    $    (.02)         $     .29
Diluted earnings (loss) per common share*                       (.02)               .27

Basic weighted average number of common shares                 7,021              7,172
outstanding*
Diluted weighted average number of common shares               7,021              7,697
outstanding*



*Earnings per share and weighted average shares have been adjusted to reflect the 1998 stock dividend of 10%.


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1999               1998
                                                             ----               ----
Net sales                                                  $  75,559          $  68,902
Cost of sales                                                 55,491             47,520
                                                        ----------------   ----------------
        Gross margin                                          20,068             21,382
                                                        ----------------   ----------------

Operating expenses
    Selling and advertising expense                            9,876              8,337
    General and administrative expense                         7,528              7,229
                                                        ----------------   ----------------
        Total operating expenses                              17,404             15,566
                                                        ----------------   ----------------
        Operating income                                       2,664              5,816
                                                        ----------------   ----------------

Interest expense, net                                            914                600
                                                        ----------------   ----------------
        Earnings before income taxes                           1,750              5,216
                                                        ----------------   ----------------

    Income taxes                                                 590              1,725
                                                        ----------------   ----------------
        Net earnings                                       $   1,160          $   3,491
                                                        ================   ================

Basic earnings per common share                            $     .16          $     .49
Diluted earnings per common share                                .16                .45

Basic weighted average number of common shares                 7,082              7,164
outstanding

Diluted weighted average number of common shares               7,249              7,684
outstanding

*Earnings per share and weighted average shares have been adjusted to reflect the 1998 stock dividend of 10%.

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)



                                                                  Three Months Ended
(IN THOUSANDS)                                                  1999              1998
                                                                ----              ----
Net earnings (loss)                                            $  (155)          $ 2,100

Other comprehensive income - foreign currency
    translation adjustments                                       (457)             (182)
                                                            --------------    --------------

                                                            --------------    --------------
Comprehensive income (loss)                                    $  (612)          $ 1,918
                                                            ==============    ==============



                                                                   Six Months Ended
(IN THOUSANDS)                                                  1999              1998
                                                                ----              ----

Net earnings                                                   $ 1,160           $ 3,491

Other comprehensive income - foreign currency
    translation adjustments                                       (651)             (551)
                                                            --------------    --------------

                                                            --------------    --------------
Comprehensive income                                           $   509           $ 2,940
                                                            ==============    ==============




See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


(In thousands, except share and per share data)                     1999                 1998
                                                                    ----                 ----
Common stock:
    Balance at beginning period                                   $      87            $      78
    Issuance of 71,626 and 38,063 shares of common
        stock in 1999 and 1998, respectively                             --                    1
                                                              -----------------    -----------------
    Balance at end of period                                             87                   79
                                                              -----------------    -----------------
Additional paid-in capital:
    Balance at beginning of period                                   61,310               47,607
    Excess over par value of common stock issued                        298                  478
                                                              -----------------    -----------------
    Balance at end of period                                         61,608               48,085
                                                              -----------------    -----------------
Retained earnings:
    Balance at beginning of period                                   22,983               27,773
    Net earnings for the period                                       1,160                3,491
    Cash dividends of $.03 per share paid on common
        stock during 1999 and 1998                                     (428)                (391)
                                                              -----------------    -----------------
    Balance at end of period                                         23,715               30,873
                                                              -----------------    -----------------
Accumulated - other comprehensive income:
    Balance at beginning of period                                     (293)                (148)
    Equity adjustment from foreign currency translation                (651)                (551)
                                                              -----------------    -----------------
    Balance at end of period                                           (944)                (699)
                                                              -----------------    -----------------
Unearned compensation:
    Balance at beginning of period                                     (108)                (211)
    Compensation expense                                                 52                   51
                                                              -----------------    -----------------
    Balance at end of period                                            (56)                (160)
                                                              -----------------    -----------------
Treasury stock:
    Balance at beginning of period                                  (22,026)             (18,181)
    Acquisition of 220,900 and 7,800 shares of common
        stock, at cost, during 1999 and 1998, respectively           (2,536)                (146)
     Issuance of 8,270 and 3,466 treasury shares pursuant
        to stock option exercises, net, during 1999 and 1998            181                   16
                                                              -----------------    -----------------
    Balance at end of period                                        (24,381)             (18,311)
                                                              -----------------    -----------------

    Total shareholders' equity                                    $  60,029            $  59,867
                                                              =================    =================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


(IN THOUSANDS)                                                  1999              1998
                                                                ----              ----

Cash flows from operating activities:

    Net earnings:                                              $ 1,160           $ 3,491
        Adjustment to reconcile net earnings to net cash
           provided by operating activities:
        Depreciation and amortization                            2,775             2,760
        Deferred income tax                                        (13)               --

    Changes in assets and liabilities:
        Accounts receivable                                        222            (6,412)
        Inventories                                              1,761            (1,502)
        Prepaid expenses                                          (883)             (857)
        Accounts payable                                        (3,098)           (1,684)
        Accrued expenses and other liabilities                    (732)           (2,537)
        Income taxes payable                                    (1,207)              693
                                                            --------------    --------------
           Net cash used in operating activities                   (15)           (6,048)
                                                            --------------    --------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                (2,922)           (4,509)
    Net assets of businesses acquired, excluding cash               --            (1,104)
    Acquisition of product rights                                 (700)               --
    Change in other assets                                      (1,912)              (78)
                                                            --------------    --------------
        Net cash used in  investing activities                  (5,534)           (5,691)
                                                            --------------    --------------

Cash flows from financing activities:
    Payment of cash dividend on common stock                      (428)             (391)
    Purchase of treasury stock                                  (2,536)             (146)
    Proceeds from issuance of common stock                         579               313
    Net stock options exercised                                   (100)              (49)
    Proceeds from borrowings under bank term notes               2,997                --
    Proceeds from lease obligations                              8,000                --
    Net proceeds (repayments) from borrowings under
        revolving bank lines of credit                          (1,281)           14,090
    Repayments of long-term debt and other long-term
        liabilities                                               (794)             (104)
                                                            --------------    --------------
        Net cash provided by financing activities                6,437            13,713
                                                            --------------    --------------

        Effect of exchange rate changes                           (651)             (551)
                                                            --------------    --------------

    Net increase in cash and cash equivalents                      237             1,423
Cash and cash equivalents at beginning of period                   193             2,590
                                                            --------------    --------------
Cash and cash equivalents at end of period                     $   430           $ 4,013
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

(2) EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented, except for the quarter ended March 31, 1999, and are therefore included in the computation of diluted earnings per share. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:



                                                    Three Months Ended
                                          March 31, 1999                      March 31, 1998

                               Net Earnings   Shares    Per-Share   Net Earnings  Shares    Per-Share
                                (Numerator)  (Denom.)      Amt.     (Numerator)   (Denom.)     Amt.
                                ----------   --------      ----     -----------   --------     ----
   Basic earnings per share:

 Earnings available to
  common shareholders             ($ 155)      7,021    ($ 0.02)      $ 2,100      7,172     $ 0.29

   Effect of dilutive
securities--stock options            --            --                      --        525

  Diluted earnings per
    share: Earnings
  available to common
shareholders and assumed          ($ 155)      7,021    ($ 0.02)      $ 2,100      7,697     $ 0.27
       conversion               =================================== ===================================


                                                    Six Months Ended
                                          March 31, 1999                      March 31, 1998

                               Net Earnings   Shares    Per-Share   Net Earnings  Shares    Per-Share
                                (Numerator)  (Denom.)      Amt.     (Numerator)   (Denom.)     Amt.
                                ----------   --------      ----     -----------   --------     ----
  Basic earnings per share:

 Earnings available to
  common shareholders            $ 1,160       7,082     $ 0.16       $ 3,491      7,164     $ 0.49

   Effect of dilutive
securities--stock options           --           167                     --          520

  Diluted earnings per
    share: Earnings
  available to common
shareholders and assumed
       conversion                $ 1,160       7,249     $ 0.16       $ 3,491      7,684     $ 0.45
                          =================================== ===================================

A 10% stock dividend was distributed in June 1998. All per share and weighted average number of common shares and common share equivalents outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock dividend for all periods presented.

(3) COMPREHENSIVE INCOME
The Company retroactively adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" as of October 1, 1998. This statement establishes rules for the reporting of comprehensive income and its components. The adoption of Statement No. 130 had no impact on total shareholders' equity.

(4) INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 1999 and September 30, 1998 were as follows (in thousands):


                            MARCH 31,         SEPTEMBER 30,
                               1999               1998
Raw materials                $17,172          $  17,036
Work-in-process                  480              1,174
Finished goods                 7,950              9,153
                           ---------          ---------
Total                        $25,602          $  27,363
                             =======          =========


(5) LEASE OBLIGATIONS
On December 22, 1998, BHA Technologies, Inc., a wholly-owned subsidiary of BHA Group Holdings, Inc., entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8 million and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. The Company is obligated, through its lease, for the repayment of these bonds over the next 20 years. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR. As of March 31, 1999, BHA Technologies, Inc. has $1.9 million in restricted cash held in the trust for exclusive use for additional qualified capital expenditures in Lee's Summit, Missouri. This restricted cash is included in Other Assets. A portion of the proceeds from the transaction was used to repay the Company's long-term debt.

(6) NOTES PAYABLE TO BANKS
In October 1998, the Company's foreign subsidiary located in Germany entered into an unsecured credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $2,753,000 at March 31, 1999) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,377,000 at March 31, 1999) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001. As of March 31, 1999, DEM 1,340,000 (approximately $738,000) was outstanding under this line of credit at an interest rate of 4.85%.

The Company has domestic unsecured bank lines of credit amounting to $28,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on LIBOR. These lines expire in the following fiscal years: 1999 - $5,000,000; 2000 - $4,000,000; 2001 - $4,000,000; 2002 -
$15,000,000. The facilities include revolving credit agreements of $19,000,000, in which the Company pays a 0.25% commitment fee on the unused portion. At March 31, 1999, $17,200,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 5.9%. At September 30, 1998, $19,300,000 was outstanding under the Company's domestic bank lines of credit.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NET SALES
BHA Group Holdings, Inc. (the "Company") develops, manufactures and sells innovative filtration products and services to domestic and international customers. Domestic sales for the purpose of this "Management's Discussion and Analysis" are those to customers in the U.S. and Canada. Consolidated net sales for the six months ended March 31, 1999 increased 10% to $75.6 million from $68.9 million for the same period in fiscal 1998. The improvement in sales was due to higher domestic sales in the Company's core air pollution control businesses. Both domestic electrostatic precipitator ("ESP") replacement parts and service sales and domestic fabric filter replacement parts sales increased over the prior year. The strong performance of the domestic core businesses was partly offset by lower export sales from the U.S. to customers in Latin America and Asia. Sales in Europe showed single digit growth over the prior year.

Net sales for the three months ended March 31, 1999 increased 4% to $40.3 million from $38.9 million for the same period in fiscal 1998. The sales growth was attributable to an increase in sales of domestic fabric filter replacement parts and services. International sales during the second quarter decreased 9% from the prior year due to lower export sales from the U.S. and a decline in sales to customers in Europe.

GROSS MARGIN
Consolidated gross margin as a percentage of sales was 26.6% for the six months ended March 31, 1999 down from 31.0% for the same period a year ago. Consolidated gross margin as a percentage of sales for the second quarter of fiscal 1999 was 23.3% down from 30.0% for the same period a year ago. The decline in gross margin as a percentage of sales for both the three and six month periods was largely attributable to a cost overrun of $2.4 million on a large fixed-price electrostatic precipitator rebuild project that was fully accrued during the second quarter. The decline was also attributable to costs associated with BHA Technologies, Inc.'s efforts to establish a business which will provide expanded PTFE membrane product to customers for use in applications outside of air pollution control.

OPERATING EXPENSE
Operating expenses as a percentage of sales were 23.0% and 22.6% for the six months ended March 31, 1999 and March 31, 1998, respectively. For the three months ended March 31, 1999 and 1998, the corresponding percentages were 22.6% and 21.0%, respectively. The increase in operating expenses was attributable to higher costs associated to the Company's sales and marketing efforts in both its traditional businesses and BHA Technologies, Inc.

NET INTEREST EXPENSE
Net interest expense for the six months ended March 31, 1999 and 1998 was $914,000 and $600,000. Net interest expense during second quarter of fiscal 1999 and 1998 was $470,000 and $355,000, respectively. The increase for both periods was attributable to higher average outstanding bank borrowings in the current period as compared to the prior year. The increase was attributable to borrowings relating to the purchase of treasury shares, the acquisition of an air pollution control product line and capital expenditures.

INCOME TAXES
The effective income tax rate for the three and six months ended March 31, 1999 were 28% and 34%, respectively, compared to 33% for the same periods in the prior year.

NET EARNINGS
Net earnings for the six months ended March 31, 1999 declined to $1.2 million from $3.5 million in the prior year with earnings per diluted share decreasing to $.16 from $.45 in fiscal 1998. The net loss during the second quarter of fiscal 1999 was $155,000 or ($.02) per diluted share, compared to net earnings of $2.1 million or $.27 per diluted share during the same period in the prior year. The decline in profits for the 1999 periods presented was attributable to a substantial cost overrun on a domestic ESP rebuild project and losses in BHA Technologies, Inc.

LIQUIDITY AND CAPITAL RESOURCES
The Company's financial position remained strong at March 31, 1999. Net working capital was $45.0 million at March 31, 1999 compared to $42.2 at September 30, 1998. The current ratio at March 31, 1999 and September 30, 1998 was 3.3 and 3.1, respectively. The Company's cash increased from $193,000 to $430,000. Cash used in operating activities for the six months ended March 31, 1999 and 1998 was $15,000 and $6 million, respectively.

Investing activities resulted in a net use of cash of $5.5 million and $5.7 million for the six months ended March 31, 1999 and 1998, respectively. The current year activity consisted of capital expenditures, the investment of the proceeds from an Industrial Development Revenue Bond issue and the acquisition of an acoustic cleaning product line from Drayton Corporation.

During the six months ended March 31, 1999 and 1998, net cash provided by financing activities was $6.4 million and $13.7 million, respectively. The Company's financing activities during fiscal 1999 consisted of borrowings under the newly established credit facility in Europe and the issuance of Industrial Development Revenue Bonds. The borrowings were used to fund the Company's capital expenditures, treasury share repurchases, cash dividend requirements and repayment of revolving bank lines of credit.

In October 1998, the Company's foreign subsidiary located in Germany entered into a credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $2,753,000 at March 31, 1999) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,377,000 at March 31, 1999) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001. In December 1998, BHA Technologies entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri for the purpose of issuing Industrial Development Revenue Bonds ("Bonds") to fund the capital expenditures at the Lee's Summit manufacturing facility. As of March 31, 1999, $8 million in tax-exempt Bonds were issued and outstanding and will be repaid over the next twenty years. In addition to the above two facilities, the company had unused domestic bank lines of credit aggregating $10.8 million at March 31, 1999. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

YEAR 2000

The Company has established a task force to address and assess Year 2000 compliance for the Company's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services.

THE STATE OF READINESS OF THE COMPANY
During the past several years, the Company has replaced its significant computer software applications through normal system upgrades. These computer systems include personal computers, mainframe systems, and worldwide network applications. All of the new systems are, according to the software vendors, Year 2000 compliant to support the proper processing of date-sensitive transactions. Internal testing of a majority of the Company's computer systems software applications was completed on March 31, 1999. All remaining corrective actions are covered under existing maintenance contracts and are scheduled for completion by September 1999.

The task force is currently preparing an inventory list of all machinery, office equipment, and building equipment that utilize microprocessors at the Company's facilities around the world to determine Year 2000 compliance. An evaluation of this inventory list by the task force will be used to prioritize the need to test and correct any Year 2000 compliance issues. The Company has identified all Year 2000 compliance issues which the Company believes could have a material impact on the business. The plans also call for the completion of final system testing and any required remediation by September 1999.

The Company has a number of products that have date-sensitive microprocessors. The Company has identified those products that have Year 2000 compliance issues and proactively notified the customers to whom these products have been sold. Additional testing of the Year 2000 compliance of the Company's products will continue to be performed as upgrades or new products are developed. As potential Year 2000 issues are identified, the Company will communicate directly with those customers to provide them with additional information. The communication with customers is expected to continue through the remainder of the year.

The task force has prepared a list of significant suppliers of goods and services whose Year 2000 compliance could potentially impact the Company's business. The Company is in the process of proactively addressing and evaluating Year 2000 compliance with these suppliers, determining the impact on the Company's business and developing necessary contingency plans. The Company expects to complete this evaluation and contingency planning by September 1999.

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

THE YEAR 2000 CONTINGENCY PLANS OF THE COMPANY
The task force is currently assessing the Year 2000 compliance of the Company's significant suppliers of goods and services. The Company will then determine if additional quantities of inventory or services need to be provided prior to January 1, 2000 to allow the Company to maintain its own production schedule. The Company will also evaluate whether alternative suppliers should be found. The Company will continue to evaluate alternatives for other contingency plans for mission critical issues involving utility and telephone service based on proactive communication with these service providers.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 1999 and September 30, 1998, the aggregate amount of such forward exchange contracts was approximately $1,900,000 and $1,950,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at March 31, 1999.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

        On February 23, 1999, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

   (a) The following persons were elected as Directors by the following vote:


                                                   FOR                  AUTHORITY WITHHELD
       Don H. Alexander                         6,165,953                     97,621
       Robert D. Freeland                       6,165,288                     98,286
       Richard C. Green                         6,165,953                     97,621
       James E. Lund                            6,156,635                     106,939
       Thomas A. McDonnell                      6,165,953                     97,621
       Lamson Rheinfrank, Jr.                   6,165,953                     97,621
       James J. Thome                           6,165,187                     98,387
       Michael T. Zak                           6,165,187                     98,387

   (b) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 1999 was as follows:


                FOR                  AGAINST               WITHHELD              NON-VOTE
             6,232,974                2,244                 28,356                  0


Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibit 11: Computation of earnings per common share.

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended March 31, 1999, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BHA GROUP HOLDINGS, INC.
                                               (Registrant)

           May 14, 1999                     By:  /s/ James C. Shay
------------------------------------           ---------------------------------
               Date                                  (Signature)

                                               James C. Shay
                                               Secretary, Treasurer, Principal
                                               Financial and Accounting Officer


                                             By: /s/ James E. Lund
                                                 -------------------------------
                                                      (Signature)
                                                 James E. Lund
                                                 President and
                                                 Chief Executive Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                            DESCRIPTION

           11                    Computation of Earnings Per Common Share
           27                            Financial Data Schedule