Form 10-Q
period 1999-06-30
BHA GROUP INC
filed 1999-08-16
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                          Commission File Number
           June 30, 1999                                      0-15045


                            BHA Group Holdings, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      43-1416730
-------------------------------                -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)



               8800 East 63rd Street, Kansas City, Missouri        64133
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code              (816) 356-8400
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

As of July 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,987,061.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE DATA)                           JUNE 30,            SEPTEMBER 30,
                              ASSETS                                           1999                   1998
                                                                        ------------------    -------------------
Current assets:
     Cash and cash equivalents                                               $    1,796          $      193
     Accounts receivable, less allowance for doubtful receivables
         of $1,286 and $1,139, respectively                                      31,143              31,338
     Inventories (note 4)                                                        23,562              27,363
     Prepaid expenses                                                             2,564               1,828
     Deferred income taxes                                                        1,850               1,850
     Income Tax Receivable                                                          716                  --
                                                                        ------------------    -------------------
              Total current assets                                               61,631              62,572
                                                                        ------------------    -------------------
Property, plant and equipment, at cost:
     Land and improvements                                                        1,344               1,344
     Buildings and improvements                                                  22,254              24,241
     Machinery and equipment                                                     41,263              35,947
     Office furniture, fixtures and equipment                                     4,484               4,149
                                                                        ------------------    -------------------
                                                                                 69,345              65,681

     Less accumulated depreciation and amortization                              32,312              29,125
                                                                        ------------------    -------------------
              Net property, plant and equipment                                  37,033              36,556
                                                                        ------------------    -------------------
Other assets (note 5)                                                            11,309               8,446
                                                                        ------------------    -------------------
                                                                             $  109,973          $  107,574
                                                                        ==================    ===================
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt (note 6)                         $    6,601          $    3,988
     Current lease obligations (note 5)                                             400                  --
     Accounts payable                                                             3,368               8,896
     Accrued compensation and employee benefit costs                              2,457               3,695
     Accrued expenses and other current liabilities                               3,747               3,411
     Income tax payable                                                              --                 359
                                                                        ------------------    -------------------
         Total current liabilities                                               16,573              20,349
                                                                        ------------------    -------------------
Long-term deferred income taxes                                                   2,099               2,116
Long-term debt, excluding current installments (note 6)                          22,596              23,029
Long-term lease obligations, excluding current
     installments (note 5)                                                        7,600                  --
Other liabilities                                                                   935                 127
Shareholders' equity:
     Common stock $0.01 par value
         Authorized 20,000,000 shares; issued 8,739,310 and
         8,666,353, respectively                                                     87                  87
     Additional paid-in capital                                                  61,597              61,310
     Retained earnings                                                           24,101              22,983
     Accumulated - other comprehensive income                                    (1,109)               (293)
     Unearned compensation                                                          (30)               (108)
     Less cost of 1,752,249 and 1,527,856 shares of common stock
         in treasury, respectively                                              (24,476)            (22,026)
                                                                        ------------------    -------------------
              Total shareholders' equity                                         60,170              61,953
                                                                        ------------------    -------------------
                                                                             $  109,973          $  107,574
                                                                        ==================    ===================



     See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1999                   1998
                                                                           ----                   ----
Net sales                                                               $   38,943             $    35,917
Cost of sales                                                               28,355                  24,738
                                                                    -------------------    --------------------
         Gross margin                                                       10,588                  11,179
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,149                   4,473
     General and administrative expense                                      4,023                   3,650
                                                                    -------------------    --------------------
         Total operating expenses                                            9,172                   8,123
                                                                    -------------------    --------------------
         Operating income                                                    1,416                   3,056
                                                                    -------------------    --------------------

Interest expense, net                                                          524                     361
                                                                    -------------------    --------------------
         Earnings before income taxes                                          892                   2,695
                                                                    -------------------    --------------------

     Income taxes                                                              295                     800
                                                                    -------------------    --------------------
         Net earnings                                                   $      597             $     1,895
                                                                    ===================    ====================

Basic earnings per common share*                                        $      .09             $      .26
Diluted earnings per common share*                                             .08                    .25

Basic weighted average number of common shares outstanding*                  6,993                   7,178
Diluted weighted average number of common shares outstanding*                7,039                   7,679



*Earnings per share and weighted average shares have been adjusted to reflect the 1998 stock dividend of 10%.



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      1999                   1998
                                                                           ----                   ----
Net sales                                                               $  114,502             $   104,819
Cost of sales                                                               83,846                  72,258
                                                                    -------------------    --------------------
         Gross margin                                                       30,656                  32,561
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                        15,025                  12,810
     General and administrative expense                                     11,551                  10,880
                                                                    -------------------    --------------------
         Total operating expenses                                           26,576                  23,690
                                                                    -------------------    --------------------
         Operating income                                                    4,080                   8,871
                                                                    -------------------    --------------------

Interest expense, net                                                        1,438                     960
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,642                   7,911
                                                                    -------------------    --------------------

     Income taxes                                                              885                   2,525
                                                                    -------------------    --------------------
         Net earnings                                                   $    1,757             $     5,386
                                                                    ===================    ====================

Basic earnings per common share*                                        $      .25             $     .75
Diluted earnings per common share*                                             .25                   .70

Basic weighted average number of common shares outstanding*                  7,052                   7,169
Diluted weighted average number of common shares outstanding*                7,169                   7,677



*Earnings per share and weighted average shares have been adjusted to reflect the 1998 stock dividend of 10%.



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                                   Three Months Ended
(IN THOUSANDS)                                                                 1999                  1998
                                                                               ----                  ----
Net earnings                                                                 $    597              $  1,895

Other comprehensive income - foreign currency
     translation adjustments                                                     (165)                   39
                                                                         -----------------     -----------------

                                                                         -----------------     -----------------
Comprehensive income                                                         $    432              $  1,934
                                                                         =================     =================



                                                                                   Nine Months Ended
(IN THOUSANDS)                                                                 1999                  1998
                                                                               ----                  ----
Net earnings                                                                 $  1,757              $  5,386

Other comprehensive income - foreign currency
     translation adjustments                                                     (816)                 (512)
                                                                         -----------------     -----------------

                                                                         -----------------     -----------------
Comprehensive income                                                         $    941              $  4,874
                                                                         =================     =================





See accompanying notes to condensed consolidated financial statements.

                          BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                        (UNAUDITED)

(In thousands, except share and per share data)                                  1999                     1998
                                                                                 ----                     ----
Common stock:
     Balance at beginning period                                               $        87               $        78
     Issuance of 72,957 and 40,199 shares of common
         stock in 1999 and 1998, respectively                                           --                         1
     Issuance of 787,556 shares of common stock in 1998
         pursuant to a 10% stock dividend                                               --                         8
                                                                           ----------------------    -------------------
     Balance at end of period                                                           87                        87
                                                                           ----------------------    -------------------
Additional paid-in capital:
     Balance at beginning of period                                                 61,310                    47,607
     Excess over par value of common stock issued                                      287                       461
     Excess over par value of common stock pursuant to a
         stock dividend of 10%                                                          --                    13,676
                                                                           ----------------------    -------------------
     Balance at end of period                                                       61,597                    61,744
                                                                           ----------------------    -------------------
Retained earnings:
     Balance at beginning of period                                                 22,983                    27,773
     Net earnings for the period                                                     1,757                     5,386
     Distribution of 10% stock dividend                                                 --                   (11,316)
     Cash dividends of $.09 per share paid on common
         stock during 1999 and 1998                                                   (639)                     (591)
                                                                           ----------------------    -------------------
     Balance at end of period                                                       24,101                    21,252
                                                                           ----------------------    -------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                   (293)                     (148)
     Equity adjustment from foreign currency translation                              (816)                     (512)
                                                                           ----------------------    -------------------
     Balance at end of period                                                       (1,109)                     (660)
                                                                           ----------------------    -------------------
Unearned compensation:
     Balance at beginning of period                                                   (108)                     (211)
     Compensation expense                                                               78                        77
                                                                           ----------------------    -------------------
     Balance at end of period                                                          (30)                     (134)
                                                                           ----------------------    -------------------
Treasury stock:
     Balance at beginning of period                                                (22,026)                  (18,181)
     Issuance of 136,275 treasury shares pursuant to a 10%
         stock dividend during 1998                                                     --                    (2,368)
     Acquisition of 233,200 and 32,800 shares of common
         stock, at cost, during 1999 and 1998, respectively                         (2,647)                     (618)
     Issuance of 8,807 and 6,671 treasury shares pursuant to
         stock option exercises, net, during 1999 and 1998                             197                        18
                                                                           ----------------------    -------------------
     Balance at end of period                                                      (24,476)                  (21,149)
                                                                           ----------------------    -------------------

     Total shareholders' equity                                                $    60,170               $    61,140
                                                                           ======================    ===================

See accompanying notes to condensed consolidated financial statements.

                          BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                        (UNAUDITED)

(IN THOUSANDS)                                                                 1999                  1998
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings:                                                           $  1,757              $  5,386
         Adjustment to reconcile net earnings to net cash
              provided by (used in) operating activities:
         Depreciation and amortization                                          4,402                 4,069
         Deferred income tax                                                      (17)                   --

     Changes in assets and liabilities:
         Accounts receivable                                                      195                (4,371)
         Inventories                                                            3,801                (3,108)
         Prepaid expenses                                                        (736)                 (798)
         Accounts payable                                                      (5,528)               (3,071)
         Accrued expenses and other liabilities                                  (902)               (2,641)
         Income taxes payable                                                  (1,075)                  247
                                                                         -----------------     -----------------
              Net cash provided by (used in) operating activities               1,897                (4,287)
                                                                         -----------------     -----------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (4,161)               (6,523)
     Net assets of businesses acquired, excluding cash                             --                (1,221)
     Acquisition of product rights                                               (700)                   --
     Change in other assets                                                    (1,995)                  (78)
                                                                         -----------------     -----------------
         Net cash used in  investing activities                                (6,856)               (7,822)
                                                                         -----------------     -----------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (639)                 (591)
     Purchase of treasury stock                                                (2,647)                 (618)
     Proceeds from issuance of common stock                                       287                   272
     Net stock options exercised                                                  197                   208
     Proceeds from borrowings under bank term notes                             2,997                    --
     Proceeds from lease obligations                                            8,000                    --
     Net proceeds from borrowings under revolving bank lines
         of credit                                                                154                13,736
     Repayments of long-term debt and other long-term liabilities                (971)                 (104)
                                                                         -----------------     -----------------
         Net cash provided by financing activities                              7,378                12,903
                                                                         -----------------     -----------------

         Effect of exchange rate changes                                         (816)                 (512)
                                                                         -----------------     -----------------

     Net increase in cash and cash equivalents                                  1,603                   282
Cash and cash equivalents at beginning of period                                  193                 2,590
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                                   $  1,796              $  2,872
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


                                                                Three Months Ended
                                             June 30, 1999                              June 30, 1998
                               Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                                ----------     --------        ----        ----------      -------         ----

 Basic earnings per share:
Earnings available to common
        shareholders               $ 597          6,993       $ 0.09         $ 1,895         7,178        $ 0.26

     Effect of dilutive
 securities--stock options          --               46                           --           501

Diluted earnings per share:
Earnings available to common
  shareholders and assumed
         conversion                $ 597          7,039       $ 0.08         $ 1,895         7,679        $ 0.25
                               ========================================== ===========================================



                                                                 Nine Months Ended
                                             June 30, 1999                              June 30, 1998
                               Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                                ----------     --------        ----        ----------      -------         ----

 Basic earnings per share:
Earnings available to common
        shareholders              $ 1,757         7,052       $ 0.25         $ 5,386         7,169        $ 0.75

     Effect of dilutive
 securities--stock options          --              117                        --              508

Diluted earnings per share:
Earnings available to common
  shareholders and assumed
         conversion               $ 1,757         7,169       $ 0.25         $ 5,386         7,677        $ 0.70
                               ========================================== ===========================================


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

(4)  INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 1999 and September 30, 1998 were as follows (in thousands):


                                    JUNE 30,             SEPTEMBER 30,
                                      1999                   1998

Raw materials                      $  15,063               $  17,036
Work-in-process                          628                   1,174
Finished goods                         7,871                   9,153
                                   ---------               ---------
Total                              $  23,562               $  27,363
                                   =========               =========


(5) LEASE OBLIGATIONS
On December 22, 1998, BHA Technologies, Inc., a wholly-owned subsidiary of BHA Group Holdings, Inc. (together with its subsidiaries, the "Company"), entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8 million and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. The Company is obligated, through its lease, for the repayment of these bonds over the next 20 years. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR. As of June 30, 1999, BHA Technologies, Inc. has $1.9 million in restricted cash held in the trust for exclusive use for additional qualified capital expenditures in Lee's Summit, Missouri. This restricted cash is included in Other Assets. A portion of the proceeds from the transaction was used to repay the Company's long-term debt.

(6)  NOTES PAYABLE TO BANKS
In October 1998, the Company's foreign subsidiary located in Germany entered into an unsecured credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $2,738,000 at June 30, 1999) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,369,000 at June 30, 1999) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001. As of June 30, 1999, DEM 1,340,000 (approximately $734,000) was outstanding under this line of credit at an interest rate of 4.85%.

The Company has domestic unsecured bank lines of credit amounting to $28,000,000 for working capital purposes and other corporate matters. These lines bear interest at variable rates based on LIBOR. These lines expire in the following fiscal years: 2000 - $9,000,000; 2001 - $4,000,000; 2002 - $15,000,000. The
facilities include revolving credit agreements of $19,000,000, in which the Company pays a 0.25% commitment fee on the unused portion. At June 30, 1999, $18,635,000 was outstanding under all domestic bank lines of credit at a weighted average interest rate of 5.85%. At September 30, 1998, $19,300,000 was outstanding under the Company's domestic bank lines of credit.

                   BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NET SALES
BHA Group Holdings, Inc. develops, manufactures and sells innovative filtration products and services to domestic and international customers. Domestic sales for the purpose of this "Management's Discussion and Analysis" are those to customers in the U.S. and Canada. Consolidated net sales for the nine months ended June 30, 1999 increased 9% to $114.5 million from $104.8 million for the same period in fiscal 1998. The improvement in sales was due to higher domestic sales in the Company's core air pollution control businesses. Both domestic electrostatic precipitator ("ESP") replacement parts and service sales and domestic fabric filter replacement parts sales increased over the prior year. The strong performance of the domestic core businesses was partly offset by lower export sales from the U.S. to customers in Latin America and Asia. Sales in Europe were flat as compared to the prior year.

Net sales for the three months ended June 30, 1999 increased 8% to $38.9 million from $35.9 million for the same period in fiscal 1998. The sales growth was attributable to a sharp increase in sales of domestic ESP replacement parts and services. International sales during the third quarter decreased 13% from the prior year due to lower export sales from the U.S. and a decline in sales to customers in Europe.

GROSS MARGIN
Consolidated gross margin as a percentage of sales was 26.8% for the nine months ended June 30, 1999 down from 31.1% for the same period a year ago. Consolidated gross margin as a percentage of sales for the three months ended June 30, 1999 was 27.2% down from 31.1% for the same period in the prior year. The decline in gross margin as a percentage of sales for both the nine months ended and the quarter was largely attributable to a cost overrun on a large fixed-price ESP rebuild project and a $400,000 inventory write-down relating to the consolidation of the Company's manufacturing operations in Europe. During the third quarter, we completed the ESP rebuild project and believe the ultimate loss on this project will not exceed the amount reserved in the second quarter of $2.4 million. The decline for the three months ended
June 30, 1999 was also attributable to costs associated with BHA Technologies, Inc.'s efforts to establish a business which will provide expanded PTFE membrane product to customers for use in applications outside of air pollution control.

OPERATING EXPENSE
Selling and advertising expense as a percentage of sales was 13.1% and 12.2% for the nine months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999 and 1998, the corresponding percentages were 13.2% and 12.5%, respectively. The slight increase in selling and advertising costs is attributable to increased sales and marketing efforts in both the Company's traditional businesses and BHA Technologies, Inc.

General and administrative expense as a percentage of sales for the three and nine months ended June 30, 1999 was comparable to the same periods in the prior year.

NET INTEREST EXPENSE
Net interest expense for the nine months ended June 30, 1999 and 1998 was $1.4 million and $960,000, respectively. Net interest expense during the third quarter of fiscal 1999 and 1998 was $524,000 and $361,000, respectively. The increase for both periods was attributable to higher average outstanding bank borrowings in the current period as compared to the prior year. The increase in bank borrowings was attributable to borrowings relating to the purchase of treasury shares, the acquisition of an air pollution control product line and capital expenditures.

INCOME TAXES
The effective income tax rate was 34% for the nine months ended June 30, 1999 and 32% for the same period in the prior year. The effective income tax rate during the third quarter of fiscal 1999 and 1998 was 33% and 30%, respectively.

NET EARNINGS
Net earnings for the nine months ended June 30, 1999 declined to $1.8 million from $5.4 million the prior year with earnings per diluted share decreasing to $.25 for the nine months ended June 30, 1999 from $.70 in the same period in fiscal 1998. Net earnings for the quarter were $597,000 or $.08 per diluted share down from $1.9 million or $.25 per diluted share for the same period in the prior year. The decline in profits for the 1999 periods presented was primarily attributable to a substantial cost overrun on an ESP project, inventory write-down costs associated with the consolidation of manufacturing in Europe, losses in BHA Technologies, Inc. and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
The Company's financial position continued to be strong during the third quarter. Net working capital was $45.1 million at June 30, 1999 compared to $42.2 at September 30, 1998. The current ratio at June 30, 1999 and September 30, 1998 was 3.7 and 3.1, respectively. The Company's cash increased from $193,000 at September 30, 1998 to $1.8 million at June 30, 1999. Cash provided by operating activities for the nine months ended June 30, 1999 was $1.9 million as compared to a net use of cash of $4.3 million the prior year.

Investing activities resulted in a net use of cash of $6.9 million and $7.8 million for the nine months ended June 30, 1999 and 1998, respectively. The current year investing activity consisted of capital expenditures, the investment of the proceeds from an Industrial Development Revenue Bond issue and the acquisition of an acoustic cleaning product line from Drayton Corporation.

During the nine months ended June 30, 1999 and 1998, net cash provided by financing activities was $7.4 million and $12.9 million, respectively. The Company's financing activities during fiscal 1999 primarily consisted of borrowings under the newly established credit facility in Europe and the issuance of Industrial Development Revenue Bonds. The borrowings were used to fund the Company's capital expenditures, treasury share repurchases, and cash dividend requirements.

In October 1998, the Company's foreign subsidiary located in Germany entered into a credit agreement with a German bank. The credit agreement includes a DEM 5,000,000 (approximately $2,738,000 at June 30, 1999) term loan with a fixed interest rate of 4.75%. The term loan matures in December 2003. The credit agreement also includes a revolving bank line of credit of DEM 2,500,000 (approximately $1,369,000 at June 30, 1999) to be used for working capital purposes. This revolving line of credit bears interest at a variable rate based on the German prime rate. This revolving line of credit expires in December 2001. In December 1998, BHA Technologies, Inc. entered into a sales-leaseback transaction with the City of Lee's Summit, Missouri for the purpose of issuing Industrial Development Revenue Bonds ("Bonds") to fund the capital expenditures at the Lee's Summit manufacturing facility. As of June 30, 1999, $8 million in tax-exempt Bonds were issued and outstanding and will be repaid over the next twenty years. In addition to the above two facilities, the Company had unused domestic bank lines of credit aggregating $9.4 million at June 30, 1999. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

YEAR 2000

The Company has established a task force to address and assess Year 2000 compliance for the Company's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services.

THE STATE OF READINESS OF THE COMPANY
During the past several years, the Company has replaced its significant computer software applications through normal system upgrades. These computer systems include personal computers, mainframe systems, and worldwide network applications. All of the new systems are, according to the software vendors, Year 2000 compliant to support the proper processing of date-sensitive transactions. Internal testing of a majority of the Company's computer systems and software applications were completed by June 30, 1999. All remaining corrective actions are covered under existing maintenance contracts or will be completed by the Management Information Systems department and are scheduled for completion by September 1999.

The task force is currently finalizing its review of inventory lists of all machinery, office equipment, and building equipment that utilize microprocessors at the Company's facilities around the world to determine Year 2000 compliance. An evaluation of this inventory list by the task force has been used to prioritize the need to test and correct any Year 2000 compliance issues. The Company has identified all Year 2000-compliance issues which the Company believes could have a material impact on the business. The plans also call for the completion of final system testing and any required remediation by September 1999.

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

THE COSTS OF YEAR 2000 COMPLIANCE
The costs incurred to upgrade the Company's computer systems and software applications were normal, planned system upgrades. In 1996, the Company made the decision to consolidate its business into one entity for operating purposes. This consolidation process included an upgrade to the Company's mainframe legacy systems. The Company believes that all Year 2000 issues were addressed and corrected at that time. The Company completed its personal computer rollout during 1998. The rollout was part of an overall strategy to standardize on a single platform using a current level of technology. Based on representations received from vendors, the Company believes that all new equipment and software purchased is Year 2000 compliant.

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

THE RISKS OF YEAR 2000 NON-COMPLIANCE TO THE COMPANY
The task force believes that the most significant risk that relates to Year 2000 compliance may be the state of readiness of the Company's significant suppliers of goods and services. Although the Company has taken a proactive approach to communicate with these suppliers, the Company's relationship with these suppliers cannot impact or ensure Year 2000 compliance of these suppliers or their ability to continue to provide the necessary goods and services to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for the Company's fiscal year end 1999. This standard will expand and modify current segment disclosures.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At June 30, 1999 and September 30, 1998, the aggregate amount of such forward exchange contracts was approximately $2,300,000 and $1,950,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at June 30, 1999.

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibit 11: Computation of earnings per common share.

    (b) Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

    (c) During the quarter ended June 30, 1999, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BHA GROUP HOLDINGS, INC.
                                              (Registrant)

        August 16, 1999                     By:  /s/ James C. Shay
-------------------------------------          ---------------------------------
               Date                                    (Signature)

                                               James C. Shay
                                               Secretary, Treasurer, Principal
                                               Financial and Accounting Officer


                                           By: /s/ James E. Lund
                                              ----------------------------------
                                                       (Signature)
                                              James E. Lund
                                              President and
                                              Chief Executive Officer

                                  EXHIBIT INDEX

    EXHIBIT NO.                                    DESCRIPTION
       11                            Computation of Earnings Per Common Share
       27                                    Financial Data Schedule


                                      -17-


