Form 10-K405
period 1999-09-30
BHA GROUP INC
filed 1999-11-16
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                                            Commission File Number
   September 30, 1999                                                                       0-15045

                            BHA Group Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                                                   43-1416730
----------------------------------------                                  --------------------------------------------
    (State or other jurisdiction of                                          (I.R.S. Employer Identification No.)
    incorporation or organization)

       8800 East 63rd Street, Kansas City, Missouri                                          64133
-----------------------------------------------------------               ---------------------------------------------
         (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code:                                     (816) 356-8400
                                                                         ---------------------------------------------

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

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
        ----------------------------------------------------------------
                                (Title of class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes       X               No
                             ---------              ---------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

As of November 10, 1999, the number of shares outstanding of the Registrant's Common Stock was 6,907,512 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $31,511,707, computed by reference to the closing price of $9.25 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on November 10, 1999.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 22, 2000 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

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

During 1989, BHA and PrecipTech completed several acquisitions in efforts to expand their product lines and services. In June 1989, BHA acquired the business of developing and manufacturing acoustic horns for use in both baghouses and electrostatic precipitators from Saracco Acoustic Sciences Corporation. Also in 1989, PrecipTech completed three acquisitions of privately held companies or their operating assets. Such acquisitions included ESP Specialties, Inc., a company that manufactured and sold replacement parts for electrostatic precipitators; Kinetic Controls, Inc., a company that manufactured and sold automatic voltage controllers for electrostatic precipitators; and Midwest Power Corporation, a company that manufactured and sold replacement parts and accessories and provided services for electrostatic precipitators.

During 1994, the Company established BHA Technologies as a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, ePTFE membrane is laminated using a thermal process to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX(R). The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control businesses with ePTFE membranes for use on filter elements, BHA Technologies will evaluate the market niches and product opportunities available to pursue and develop custom products and services to meet the needs of this new base of customers.

In November 1996, the Board of Directors approved certain changes to the Company's corporate structure. The Board determined that servicing the domestic APC customers of its corporate business through one company, instead of through various subsidiaries, would yield the greatest sales, marketing and operational efficiencies. To achieve this objective, three wholly-owned subsidiaries of the Company that were involved in various air pollution control businesses were merged into PrecipTech to form one company. On February 18, 1997, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to change PrecipTech's name to BHA Group, Inc. and the Company's name to BHA Group Holdings, Inc.

The company has been doing business internationally since 1982 and has expanded its presence throughout the world as seen in the chart below:

Date                                            Company Name (1)                                                   Location
----                                            ----------------                                                   --------

September 1982                                   BHA Group GmbH                                              Ahlen, Germany
August 1994                                       BHA Group AG                                   Klus/Balsthal, Switzerland
March 1997                            BHA Environmental Technology Co. Ltd.                                 Shanghai, China
April 1997                            BHA Group International Pvt. Ltd. (2)                                     Pune, India
August 1997                                     BHA U.K. Limited                                 Birmingham, United Kingdom
November 1997                                  BHA Purfilter S.L.                                          Barcelona, Spain
March 1998                                     BHA Technologies AG                               Klus/Balsthal, Switzerland
May 1998                                         BHA Group C.A.                                         Valencia, Venezuela
August 1998                           BHA Group International Holdings B.V.                          Amsterdam, Netherlands
November 1998                                  BHA do Brazil Ltda.                                        Sao Paulo, Brazil
December 1998                            BHA Group Philippines, Inc. (2)                                Manila, Philippines
June 1999                                     BHA Technologies K.K.                                            Tokyo, Japan


1) Each company is a wholly-owned subsidiary of BHA Group Holdings, Inc. or one of its subsidiaries.
2) The Company's presence in the Philippines originated in 1997 and in India in 1994 as Representative and Liaison offices, respectively.

INTERNATIONAL BUSINESSES

The Company sells products and services in several geographical areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and China. The European business operations manufacture and sell products and services in Europe, the Middle East, and North Africa. The financial data for the Company's domestic and foreign businesses is disclosed in note 7 to the consolidated financial statements.

EUROPE
BHA GROUP GMBH
BHA Group GmbH ("GmbH"), formerly Filtra GmbH, is a German corporation that operates from Ahlen, Germany as an air pollution control replacement parts marketer, selling products throughout Europe, the Middle East, and Northern Africa. Prior to September 1999, GmbH manufactured APC parts, however, such operations have been consolidated into the BHA Purfilter S.L. facility in Barcelona, Spain.

BHA GROUP AG
BHA Group AG, formerly SF Air Filtration AG, is a Swiss corporation that designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures the pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

BHA UK LIMITED
BHA UK Limited sells industrial air pollution control parts and services to customers throughout the United Kingdom and supports product sales from the manufacturers in Spain and Switzerland helping the Company to expand its presence in Europe.

BHA PURFILTER S.L.
BHA Purfilter S.L. ("Purfilter") is a Spanish corporation that manufactures and sells replacement filters for industrial air pollution equipment. Purfilter manufactures air pollution control replacement parts in Barcelona, Spain for the European market and provides a sales presence in Southern Europe.

BHA TECHNOLOGIES AG
BHA Technologies AG, a Swiss corporation, is a wholly-owned subsidiary of BHA Technologies that markets ePTFE membrane products for a wide variety of applications both within and outside of the air pollution control industry. BHA Technologies AG sells ePTFE membrane products throughout Europe and Asia.

BHA GROUP INTERNATIONAL HOLDINGS B.V.
BHA Group International Holdings B.V. is a holding corporation for the Company's international businesses. It is based in the Netherlands, which maintains an extensive tax treaty network throughout the world.

LATIN AMERICA
BHA GROUP C.A.
BHA Group C.A. ("BHA Venezuela"), a wholly owned subsidiary of Purfilter, is a Venezuelan corporation that manufactures replacement filters for industrial air pollution equipment. BHA Venezuela currently manufactures the air pollution control equipment in Valencia, Venezuela and sells these products to surrounding countries of Latin America.

BHA DO BRAZIL LTDA.
BHA do Brazil Ltda. ("BHA Brazil") is a Brazilian corporation that warehouses and markets industrial air pollution control parts and services. BHA Brazil stores the air pollution control parts in Sao Paulo, Brazil and sells them to customers in Brazil and surrounding countries.

ASIA
BHA GROUP PHILIPPINES, INC.
BHA Group Philippines, Inc. ("BHA Philippines") is located in Manila, Philippines and operates as BHA's Asia-Pacific regional sales office to support the export sales from the United States to customers in the Pacific Rim.

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

BHA TECHNOLOGIES K.K.
BHA Technologies K.K. ("BHA Technologies Japan"), a Japanese corporation, is a wholly-owned subsidiary of BHA Technologies, Inc. that markets ePTFE membrane products for a wide variety of applications both within and outside the air pollution control industry. BHA Technologies Japan also provides support for BHA's non-ePTFE APC business in Japan.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

COMPETITION - Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. A number of regional offices have been established in Asia and Latin America. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators.

The domestic utility market for electrostatic precipitators has been competitive, as this industry has been restructuring in response to deregulation. Over the last several years, competition has had a negative impact on the profitability of orders executed within this industry group. This overall slowdown has increased competition for industrial replacement parts and services. The Company's domestic electrostatic precipitator replacement parts and services ("ESP") business has become increasingly volatile in terms of volume and profitability. Revenues of the ESP business declined from $35 million in fiscal 1994 to $21 million in fiscal 1997 before rebounding to $26 million in fiscal 1998 and $37 million in fiscal 1999. Recent business has been bolstered by several large rebuilds. Competition remains intense in the ESP business based both upon price and service. During the fiscal year ended September 30, 1999 ("fiscal 1999"), the risks of the ESP business were highlighted in the Company's second quarter when BHA announced a $2.4 million charge for cost overruns on a large fixed-price rebuild project for a domestic electric utility contract. In contrast, during the fourth quarter of the fiscal year, BHA successfully executed several profitable ESP projects including two which were emergency rebuilds following industrial explosions. The Company expects the ESP business to continue to be volatile and believes that a downturn could have a material adverse effect on its business. Outside of the U.S., it is important to note that electrostatic precipitators are currently more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace.

EXPORT SALES - The Company's domestic APC business generates significant revenues through the sale of products and services in international markets, primarily Asia, the Pacific Rim and Latin America. During 1997, shortly after BHA established a sales and technical support infrastructure in Asia, the region was hit with an economic crisis. Although this market has been slow to recover, the Company has lowered its cost structure such that management believes current sales volume of $5 million to $6 million represents a break-even point for the Asia region. The markets of Latin America provided the Company with solid growth through most of the 1990's, however, in fiscal 1999, the Asian economic crisis spread to Latin America, resulting in a sales decline of approximately $3 million. Most of the decline was in the ESP business, and thus, the Company re-deployed its resources to support the growth of its ESP sales in the U.S. Latin America and Asia are key markets for the Company and the ability of BHA to meet its ongoing financial targets will depend, in part, on the economic recovery in these regions. Any prolonged delay in the recovery of these markets for APC products and services could result in a change in the Company's strategy and its long-term growth targets.

EUROPE - The profitability of BHA's European operations have declined in each of the past two years and this business segment incurred significant losses in fiscal 1999. With the consolidation of the Company's European fabric filter manufacturing into one facility during the past year, the Company has significantly reduced its manufacturing overhead costs. However, in order to achieve a reasonable return on its European investment, the Company will need to significantly increase its revenues by increasing its market share in this region.

BHA TECHNOLOGIES - Through BHA Technologies, the Company has established a business to supply PTFE membrane products for use in applications outside of air pollution control. BHA Technologies remains in a startup phase in which its investment in research and development are not currently matched by an ongoing revenue stream. During fiscal 1999, BHA Technologies invested in marketing, product development, technology, and the sales infrastructure necessary to meet the anticipated demands of these new potential markets. As a result of these efforts, BHA Technologies has developed several lines of products that are being introduced to the marketplace.

The original business plan for expanding BHA Technologies business to include products for non-APC applications (such as apparel, allergy and clean room products) was to develop and manufacture expanded PTFE membrane films which, depending on the customer application, would be laminated to a fabric. A significant investment in equipment and technology was made relating to the adhesive lamination process. BHA Technologies incurred $1.4 million of expense in fiscal 1999 in its efforts to commercialize the lamination equipment with the goal of being able to cost-effectively produce laminate product. The current target customer base for laminated product and the challenges associated with the lamination process have led management to conclude that using third party laminators will be a more cost-effective method for approaching the market for these products. As a result of this conclusion, the Company recognized a $1.7 million restructuring charge in the fourth quarter of fiscal 1999 to write such equipment down to its estimated net realizable value. BHA Technologies will continue its efforts relating to the development and sale of high quality expanded PTFE membrane films for sale to customers in applications outside of air pollution control.

For the fiscal year ending September 30, 2000 ("fiscal 2000"), BHA Technologies is targeting a significantly lower loss, as it anticipates that revenue from non-APC products will partially offset its ongoing investments in marketing and product development. Additionally, BHA Technologies has reduced its cost structure as a result of the discontinuation of in-house adhesive lamination efforts.

Factors affecting BHA Technologies' ability to achieve its fiscal 2000 sales and earnings targets include equipment delivery and start-up, product development issues, customer order timelines, and production schedules. Increased competition could also impact the fiscal 2000 plan. Although the Company believes that it has the resources and programs in place to meet its fiscal 2000 targets, failure to do so could have a material adverse impact on the fiscal 2000 operating results of the Company, as well as on the carrying value of the Company's investment in the property, plant, and equipment of BHA Technologies.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. A market shift towards higher efficiency filtration has led to increased usage of filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the expanded PTFE membrane (BHA-TEX(R)) used on its filter bags and elements. The Company is one of the few filter bag suppliers that manufactures its own PTFE membrane (see "Business"), which it believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories that enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of pleated media filter elements and evaporative gas cooling product lines. Internal product development continues to be supplemented with strategic acquisitions such as the Drayton Corporation's sound-off acoustic cleaner product line acquired in January 1999. By combining the Drayton horn line with the Company's other acoustic products, BHA now has the most comprehensive line of acoustic horns in the industry.

Product profitability varies considerably over different product groups, with standard products typically providing a lower profit margin than replacement parts and accessories.

The Company's business also includes the maintenance, conversion and rebuilding of industrial air pollution control equipment through a network of independent contractors and its own service crews. A comprehensive safety program enables both the Company and customer to control costs from a risk management perspective. Conversion and rebuilding services involve retrofitting a partial or entire baghouse or electrostatic precipitator to restore it to original operating parameters or improve overall performance. BHA is capable of supplying a variety of other services specifically fitted to its customers' requirements, including preventive maintenance, system/equipment analysis, inspections, supervision of customer personnel and training. Information gathered during preventive maintenance, analysis and inspections is stored in the Company's database for future reference, and thus is a valuable source of important customer information. In addition, knowledge gained in solving one customer's problems is stored in the Company's database and made available on-line to the Company's salespeople to enable them to respond promptly to similar problems encountered by other customers. BHA believes it is one of the world leaders in providing these services.

CUSTOMER BASE

The Company's APC customer base is diverse both industrially and geographically, and includes customers in virtually all sectors of the industrial economy. International markets include Canada, Europe, Latin America, the Near East, the Pacific Rim and China. The Company's products and services are used in major industrial environments such as cement kilns, asphalt plants, steel and iron foundries, aluminum and copper smelters, rock and gypsum dryers, chemical plants, grain and food processing plants, refuse to energy plants, waste and hazardous waste incinerators and electric utilities, as well as many other areas. In recent years, there has been an emergence of multinational companies expanding their worldwide presence in BHA's traditional target industries. Management believes that this trend could have a positive impact on its international sales.

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

SALES AND MARKETING

One of the Company's principal competitive APC advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 120,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 55,000 accounts. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); when it was installed; what fabric, size and design filter bags are used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

The ongoing population of the customer database is an important part of the Company's sales strategy. In recent years, a substantial portion of the growth in the customer database relates to the international marketplace and segments of the U.S. market where the Company's newer fine filtration products have application.

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

GOVERNMENT REGULATION AND INITIATIVES

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, establishes a national operating permit program. Title V requires appropriate and sufficient record keeping, monitoring and reporting requirements to assure compliance with the standards established by the permitting authorities. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the Environmental Protection Agency ("EPA") under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the regulatory agencies more authority to enforce permits and issue fines. As provisions in the Act are implemented, the regulations and enforcement practices will force industry to take a more proactive approach toward the operation and maintenance practices of their facilities, which may have a positive impact on the Company.

In November 1996, the EPA announced its intentions to promulgate new National Ambient Air Quality Standards (NAAQS) for the control of particulate matter ("PM"), which includes lead, ground-level ozone, sulfur dioxide, nitrogen dioxide, carbon monoxide and other fine particulate matter. Currently, the States do not monitor for small particulate (less than 2.5 microns), therefore very little data has been collected to determine which areas meet or do not meet the revised PM-fine standards. On December 1, 1996, the EPA proposed new and more stringent monitoring requirements for PM-2.5 in conjunction with the proposed NAAQS for fine particles. If the proposed regulations are put into effect, different versions of the PM-2.5 monitoring networks will be required in large metropolitan areas, small cities and rural areas, and each state will have to prepare a State Implementation Plan that documents its approach to meeting the new NAAQS. The network of required monitors will be phased in over a three to four year period beginning in 1998. When considering the proposed regulations, the industries most likely to be impacted by the changing air quality standards are the utility, automotive, chemical, petroleum and manufacturing industries. The Company believes that the growing awareness of the importance for better air quality and the adoption of the proposed regulations are positive long-term indicators of the Company's growth potential. Further, the Company is not aware of any likely statutory changes that may have a negative impact on its business.

Additionally, the Company manufactures and sells its products in Europe, Latin America, Canada, the Near East, the Pacific Rim and China. The Company's international customers, as do the domestic customers, operate in compliance with certain standards established and promulgated by the permitting authorities.

BACKLOG

On September 30, 1999, the backlog of orders for replacement parts and industrial services was $47.2 million compared to $51.5 million at September 30, 1998 and $40.8 million at September 30, 1997. The lower backlog at September 1999 is the result of large ESP projects that were in the September 1998 figures. The September 1999 backlog has increased as compared to the prior year for the Company's European business and its domestic fabric filter products. The Company believes that more than 75% of its backlog is shippable by September 30, 2000.

EMPLOYEES

As of September 30, 1999, the Company employed approximately 1,050 persons, none of whom are represented by labor unions. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, and proprietary information and has pending applications for patent, trademarks, and copyrights for parts, accessories, and training materials for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, and proprietary information and applications for patents, trademarks, and copyrights to be important. The business of the Company, however, is not dependent on such patents, trademarks, and proprietary information. Patents owned by the Company are enforceable from 2000 through 2016.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respects to the domestic and foreign properties owned and leased by the company.


Location                                               Use                       Owned/Leased            Square Feet
--------                                               ---                       ------------            -----------
Kansas City, Missouri                         Corporate Headquarters                Owned                    66,000
Lee's Summit, Missouri (7)                     Production/Warehouse                 Leased                   37,500
Slater, Missouri (1)                                Production                      Owned                   170,000
Slater, Missouri (7)                                Production                      Owned                    28,000
Slater, Missouri (1)                                Warehouse                       Owned                    10,000
Slater, Missouri (2)                            Leased to Supplier                  Owned                    54,000
Salisbury, Missouri (1)                             Production                      Owned                    20,000
Salisbury, Missouri (1)                             Production                      Owned                    65,000
Folkston, Georgia (3)                               Production                      Owned                   105,000
Newport News, Virginia (4)                          Production                      Leased                   21,000
Baltimore, Maryland (5)                             Warehouse                       Leased                    3,500
Covington, Kentucky (5)                             Warehouse                       Leased                    5,000
St. Louis, Missouri (5)                             Warehouse                       Leased                    4,300
Germany (6)                                      Office/Warehouse                   Owned                    30,000
Switzerland (1)                                 Office/Production                   Leased                   20,000
Philippines (6)                                    Office Space                     Leased                    1,000
China (6)                                       Office/Production                   Leased                   17,000
India (6)                                          Office Space                     Leased                    3,000
Brazil (6)                                       Office/Warehouse                   Leased                    5,100
Spain (1)                                       Office/Production                   Leased                   26,300
Venezuela (1)                                   Office/Production                   Leased                   12,000
Japan (6)                                          Office Space                     Leased                    1,000


1) Operations include the manufacture of traditional and pleated filter elements, spot welding of metal cages, and warehouse and assembly operations.

2) Leased to a raw material supplier of the Company.

3) Operations include the manufacture of parts and accessories for electrostatic precipitators.

4) Operations include the manufacture and assembly of computer based voltage control systems for electrostatic precipitators.

5) Warehouse and office space for the Company's field service crews.

6) Warehouse and office space for sales and service support in certain international markets.

7) Operations include the manufacture of ePTFE membranes. The facility is subject to a capital lease related to an industrial revenue bond obligation.

The facilities and office space owned and leased by the Company are considered adequate for its present needs and, with the possible exception of the corporate headquarters, are suitable for any foreseeable expansion.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in no material legal proceedings other than ordinary litigation incidental to the Company's business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 1999 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and quoted under the symbol "BHAG" on the NASDAQ National Market ("NASDAQ").

The information set forth in response to Item 201 of Regulation S-K is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 9, Quarterly Financial Data (Unaudited) ("Note 9"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 9 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on September 30, 1999 was $9.67.

HOLDERS
As of November 10, 1999, there were 8,745,980 shares issued and 1,838,468 shares in treasury. At November 10, 1999, the Company had 6,907,512 shares outstanding that were owned by approximately 1,500 beneficial owners.

DIVIDENDS
During the years ended September 30, 1997, 1998 and 1999, the Company declared and paid quarterly dividends each year aggregating $.12 per share to shareholders (excluding the consideration of stock dividends). The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on December 1, 1999, to shareholders of record on November 22, 1999.

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

During 1998, the Company's Board of Directors declared a 10% stock dividend, payable June 11, 1998 to shareholders of record on May 26, 1998. Under the dividend, shareholders were issued .10 share of common stock for each share of common stock held as of the record date. A 10% stock dividend was also declared and paid in fiscal 1997. Future determinations concerning stock dividends will be made at the discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES
The company has not sold any equity securities during the report period that were not registered under the Securities Exchange Act of 1933, as amended.

TREASURY STOCK
The Company has periodically repurchased shares of BHA Common Stock since an initial stock repurchase plan was authorized by the Board of Directors in 1994. In the aggregate, the Company has repurchased 1,596,960 shares out of a total of 2,000,000 shares authorized by the Board of Directors. During fiscal 1999, 319,500 shares were repurchased at an average price of $10.88.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements of the Company and related notes thereto. The selected income statement data for the years ended September 30, 1997, 1998 and 1999, and the selected balance sheet data as of September 30, 1998 and 1999, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors report thereon and the other financial information included in Item 8 in this Form 10-K.


                                                                         Years Ended September 30,
                                                          1995         1996         1997         1998        1999
                                                          ----         ----         ----         ----        ----
                                                                   (In Thousands, Except per Share Data)

Selected Income Statement Data
   Net Sales                                           $ 114,723    $ 121,308    $ 130,599    $142,432    $155,725
   Gross Margin                                           31,206       34,817       40,786      44,033      41,940
   Operating Expense*                                     21,235       24,048       28,196      31,853      38,297
   Interest Expense, Net                                     367          732        1,009       1,423       1,984
   Earnings Before Income Taxes*                           9,604       10,037       11,581      10,757       1,659
   Net Earnings*                                       $   5,954    $   6,707    $   8,101    $  7,332    $  1,084
   Basic Earnings per Share*                           $     .79    $     .92    $    1.12    $   1.02    $    .15
   Weighted Average Shares Outstanding--Basic              7,547        7,275        7,226       7,171       7,028
   Diluted Earnings per Share*                         $     .77    $     .90    $    1.06    $    .97    $    .15
   Weighted Average Shares Outstanding--Diluted            7,711        7,426        7,676       7,552       7,134

Selected Balance Sheet Data
   Working Capital                                     $  24,887    $  28,451    $  32,132    $ 42,223    $ 43,285
   Total Assets                                           71,789       76,035       87,605     107,574    $108,148
   Short-Term Debt Including Current Portion of
     Long-Term Debt and Capital Lease Obligations            757          595           62       3,988       2,922
   Long-Term Debt (Less Current Portion)                   9,899        8,244       12,415      23,029      20,345
   Capital Lease Obligations                                   -            -            -           -       7,600
   Shareholders' Equity                                   46,440       51,696       56,918      61,953      58,892
   Cash Dividends Declared per Common Share            $     .09    $     .10    $     .11    $    .12    $    .12


*Operating expenses for the year ended September 30, 1999 include $2,167,000 of restructuring charges.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this "Management's Discussion and Analysis" as well as the segment reporting information included in Note 7 to the Audited Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales for BHA during the year ended September 30, 1999 ("fiscal 1999") were $155.7 million compared to $142.4 million during the year ended September 30, 1998 ("fiscal 1998"), an increase of 9%. Domestic APC contributed the majority of the increase due to continued growth in sales of fine filtration products and an unusually strong year for sales of electrostatic precipitator ("ESP") replacement parts and services that resulted from a number of contracts for large rebuild projects. Primarily as a result of the growth in fine filtration, sales of fabric filter products and services in baghouse applications within the U.S. and Canada increased 7% to $79.0 million. Sales of electrostatic precipitator parts and services in the U.S. and Canada increased 42% to $37.6 million. These increases more than offset declines in export sales by the Domestic APC business segment. Economic difficulties in BHA's key Asian and Latin American markets contributed to a 19% decline in export sales to $17.2 million. Sales in Europe were essentially unchanged at $20.1 million. BHA Technologies increased its sales to third parties from $0.9 million to $1.8 million.

GROSS MARGIN

Consolidated gross margin was 26.9% of sales in fiscal 1999 compared to 30.9% of sales in 1998. The margins in fiscal 1999 were adversely impacted by several factors: (1) a cost overrun on a large fixed-price ESP rebuild project on which a loss of $2.4 million was recognized, (2) substantial experimentation and testing performed by BHA Technologies totaling $1.4 million related to adhesive lamination to develop non-APC products, and (3) inventory write-downs of $0.4 million attributable to the Company's consolidation of manufacturing operations in Europe. Excluding these three factors, gross margins were 29.6% in fiscal 1999. The balance of the decline in the gross margin percentage is largely the result of a decline in gross margins as a percentage of sales in Europe due to a combination of excess capacity and competition.

OPERATING EXPENSES

Selling and advertising expense as a percentage of sales was 13.0% in fiscal 1999 and 12.2% of sales in fiscal 1998. The increased expense as a percentage of sales was the result of investments being made to develop new markets by BHA Technologies in non-APC businesses and additional personnel hired and trained during the year to pursue future APC sales in new domestic and international markets. General and administrative expense increased from $14.5 million to $15.9 million but remained constant at 10.2% of sales in both fiscal 1999 and 1998. Approximately $0.5 million of the increased cost was the result of higher reserves for doubtful receivables, primarily in Europe.

Restructuring expenses in the amount of $2.2 million were recognized during fiscal 1999. A charge of $1.7 million was taken as a result of the decision by BHA Technologies to discontinue its in-house adhesive lamination efforts and to write down the related equipment to its net realizable value. Future efforts to sell ePTFE membrane for apparel and other uses involving adhesive lamination will either be outsourced or will be in the form of unlaminated film. Additionally, severance costs of $0.5 million was incurred relative to the consolidation of manufacturing operations in Europe.

INTEREST EXPENSE

Interest expense for fiscal 1999 and 1998 was $2.1 million and $1.4 million, respectively. The increase was attributable to an increase in average borrowings, including a capital lease. Such borrowings were used to fund increased working capital requirements, investments in capital equipment, and treasury stock repurchases.

INCOME TAXES

The effective income tax rate was 34.7% in fiscal 1999 compared to 31.8% in fiscal 1998. The increase was the result of tax benefits recorded relative to certain foreign losses at rates of less than 30% in fiscal 1999.

NET EARNINGS

Net earnings were $1.1 million ($0.15 per share) in fiscal 1999 and $7.3 million ($0.97 per share) in fiscal 1998. The decreased earnings is the result of restructuring charges and substantial operating losses incurred in Europe and by BHA Technologies together with the cost overrun on the ESP project discussed above. Weighted average common and common equivalent shares outstanding decreased by 0.4 million shares primarily due to treasury stock repurchases.

OTHER

The U.S. inflation rate grew at a moderate pace during 1999. BHA believes that its business is not affected by inflation, except to the extent the economy in general is affected.

FISCAL 1998 COMPARED TO FISCAL 1997

Consolidated net sales for BHA during fiscal 1998 were $142.4 million compared to $130.6 million during the year ended September 30, 1997 ("fiscal 1997"), a 9% improvement. The overall change included a 26% increase in sales of electrostatic precipitator replacement parts and services in the U.S. and Canada. The improvement in sales to $26.4 million was due to an increase in major project work in both the electric utility and industrial markets. Sales of fabric filter products and services in baghouse applications in the U.S. and Canada increased 3% to $74.1 million during fiscal 1998 as sales of BHA's fine filtration products showed continued growth. Export sales from the U.S. in fiscal 1998 were $21.4 million which was consistent with the prior year. Fiscal 1998 sales in Europe were $20.5 million representing a 25% increase over the prior year. The fiscal 1998 results included the sales of Purfilter in Spain which was acquired during that year. Sales in Europe, exclusive of Purfilter, increased 10% over fiscal 1997.

GROSS MARGIN

Consolidated gross margin as a percentage of sales was 30.9% and 31.2% during fiscal 1998 and 1997, respectively. During fiscal 1998, BHA's U.S. sales of fabric filter products and services generated an improved gross margin percentage due to a sales mix favoring its fine filtration product lines. The increase was offset by an overall lower blended gross margin percentage in the rest of its business caused by the combination of an increase in sales of lower gross margin ESP replacement parts and services in the U.S., a decrease in higher gross margin sales to customers in Asia and a decrease in the gross margin percentage on sales in Europe.

OPERATING EXPENSE

Selling and advertising expense as a percentage of sales was 12.2% and 11.4% for fiscal 1998 and 1997, respectively. The increase during fiscal 1998 was largely attributable to higher selling expense relating to BHA Technologies' efforts in pursuing opportunities outside of air pollution control. General and administrative expense as a percentage of sales was 10.2% in both fiscal 1998 and 1997.

INTEREST EXPENSE

Interest expense for fiscal 1998 and 1997 was $1.4 million and $1.0 million, respectively. The increase was attributable to an increase in bank borrowings during fiscal 1998 to fund acquisitions, capital expenditures and treasury share repurchase.

INCOME TAXES

The effective income tax rates were 31.8% and 30.1% in fiscal 1998 and 1997, respectively. The increase was attributable to a decrease in research and experimentation tax credits earned during fiscal 1998 as compared to the prior year.

NET EARNINGS

Net earnings were $7.3 million ($0.97 per share) in fiscal 1998 and $8.1 million ($1.06 per share) in fiscal 1997. The decrease in net earnings was attributable to a decline in profits relating to BHA's international APC businesses and operating losses incurred in BHA Technologies. Weighted average common and equivalent shares outstanding decreased by 0.1 million shares due to treasury stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $43.3 million at September 30, 1999 compared to $42.2 million at September 30, 1998. The current ratio was 3.3 in 1999 compared to a current ratio of 3.1 in 1998. Cash provided by operating activities was $9.2 million during fiscal 1999 while cash used by operating activities was $3.9 million in 1998. In fiscal 1997, $10.6 million in cash was provided by operating activities. The positive cash flow provided by operating activities in fiscal 1999 reflects a modest $1.1 million increase in working capital to support the $13.3 million increase in sales. The large use of cash in fiscal 1998 was the result of a substantial increase in accounts receivable and inventory during that year.

Investing activities have resulted in a net use of cash during each of the past three years. Capital expenditures were $5.8 million, $8.3 million, and $10.5 million in fiscal 1999, 1998, and 1997, respectively. Capital expenditures over the past three years have been used to expand capacity for ePTFE membrane, invest in improved information systems, and develop new products and increased manufacturing capacity for BHA's APC products. Additional investments in recent years include the acquisitions of product rights relative to Drayton's sound-off acoustic cleaner product line in 1999 and acquisitions of APC businesses in Spain and Venezuela in 1998.

During fiscal 1999, net cash provided by financing activities was approximately $0.1 million as cash generated from operations was sufficient to support the Company's investing activities. Incremental borrowings of $3.9 million were largely used to repurchase BHA stock. In fiscal 1998, the Company incurred $14.4 million in incremental borrowings in order to fund the operating and investing activities as well as repurchase $1.8 million of BHA stock. During fiscal 1997, net cash provided by financing activities of $0.3 million included a net increase in bank borrowings of approximately $3.6 million of which $2.7 million was used to repurchase BHA stock.

At September 30, 1999, BHA had unused lines of credit of $17.5 million. During the year, BHA refinanced most of its borrowings resulting in a year end debt structure that includes commitments for: an $18.0 million revolving credit facility maturing on October 1, 2002; a $15.0 million amortizing term loan with a final maturity in 2006; a $2.5 million term loan with a maturity in June 2000; German term loan and revolving credit facilities totaling the U.S. equivalent of $4.1 million and maturing in 2003; and a capital lease related to an industrial revenue bond transaction for $8.0 million with annual sinking fund payments and a final maturity in 2018.

The domestic term loans and revolving credit facility include financial covenants regarding minimum net worth, minimum fixed charge coverage ratios, and maximum borrowing to EBITDA ratios. The Company was in compliance with all such covenants at September 30, 1999. With the exception of the capital lease transaction, no assets of the Company are pledged to secure any indebtedness. BHA believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

YEAR 2000

The Company has established a task force to address and assess Year 2000 compliance for the Company's computer system and software applications, its facilities throughout the world, the products it sells that include date-sensitive microprocessors, and suppliers providing the Company with goods and services.

THE STATE OF READINESS OF THE COMPANY

During the past several years, the Company has replaced its significant computer software applications through normal system upgrades. These computer systems include personal computers, mid-range computer systems, and worldwide network applications. All of the new systems are, according to the software vendors, Year 2000 compliant to support the proper processing of date-sensitive transactions. Internal testing of all of the Company's critical computer systems and software applications have been completed. Corrective actions remaining generally consist of installing "Y2K patches" to be provided by personal computer software vendors.

The task force has also finalized its review of inventory lists of all machinery, office equipment, and building equipment that utilize microprocessors at the Company's facilities around the world. The Company has identified all Year 2000-compliance issues which the Company believes could have a material impact on the business and has completed final system testing and all remediation believed to be significant.

The Company has a number of products that have date-sensitive microprocessors. The task force has identified those products that have Year 2000 compliance issues and proactively notified the customers to whom these products have been sold, providing recommendations regarding actions to be taken by the customer.

The task force has prepared a list of significant suppliers of goods and services whose Year 2000 compliance could potentially impact the Company's business. The Company has proactively addressed and evaluated Year 2000 compliance with these suppliers, determining the impact on the Company's business and developing necessary contingency plans. The Company will continue to monitor the impact of any changes in key suppliers' announcements regarding Year 2000 readiness.

THE COSTS OF YEAR 2000 COMPLIANCE

The costs incurred to upgrade the Company's computer systems and software applications were normal, planned system upgrades. In 1996, the Company made the decision to consolidate its business into one entity for operating purposes. This consolidation process included an upgrade to the Company's primary mid-range legacy computer systems. The Company believes that all Year 2000 issues were addressed and corrected at that time. The Company completed its personal computer rollout during 1998. The rollout was part of an overall strategy to standardize on a single platform using a current level of technology. Based on representations received from vendors, the Company believes that all new equipment and software purchased is Year 2000 compliant.

The costs associated with the Year 2000 compliance of the Company's equipment was not material. The company believes that the costs associated with any potential non-compliance of the Company's products for Year 2000 are mitigated by the Terms and Conditions under which these products were sold. The Company's Terms and Conditions do not include any representations or warranties regarding Year 2000 compliance and exclude any liability for incidental or consequential damages including those which could arise out of a Year 2000 issue. The Company does not anticipate that the costs associated with Year 2000 relating to its products will be material.

The costs associated with the Year 2000 compliance of the Company's suppliers of goods and services are not expected to be material. These plans will include procuring additional quantities of inventory from certain vendors during the fourth quarter of calendar 1999, but such incremental inventories, which will be temporary, are not expected to exceed $2.0 million.

The Company does not separately track the internal costs incurred relating to Year 2000 compliance since theses costs are principally payroll and related costs for the task force and Management Information Systems department.

THE RISKS OF YEAR 2000 NON-COMPLIANCE TO THE COMPANY

The task force believes that the most significant risk that relates to Year 2000 compliance may be the state of readiness of the Company's significant suppliers of goods and services, especially those outside of the U.S. Although the Company has taken a proactive approach to communicate with its suppliers, the Company's relationship with these suppliers cannot ensure their Year 2000 compliance or their ability to continue to provide the necessary goods and services to the Company.

Although the Company has completed the evaluation and testing of all of its business systems, products, and vendor relationships, the Year 2000 readiness is largely dependent upon numerous entities outside of the direct control of BHA. The Company can make no guarantee that such factors will not have a material adverse impact on the Company or its operations.

THE YEAR 2000 CONTINGENCY PLANS OF THE COMPANY

The task force believes that its contingency plans are substantially complete, however, due to the inter-relationship of numerous entities throughout the world, management recognizes that new issues could develop that would require a change in such plans. The Company will continue to monitor events domestically as well as internationally.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for BHA's fiscal year 2001. The statement establishes accounting and reporting standards for derivative instruments and all hedging activities. This statement will not have any impact on BHA's results of operations as all derivative instruments are designated as hedges against foreign currency exposures.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1999 and 1998, the aggregate amount of such forward exchange contracts was approximately $2,400,000 and $1,950,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1999.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc., and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                                              [KPMG LLP GRAPHIC]

November 10, 1999
Kansas City, Missouri

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                SEPTEMBER 30,
                                                                                           1999               1998
                                                                                           ----               ----
ASSETS

Current assets:

    Cash and cash equivalents                                                           $       877       $      193
    Accounts receivable, less allowance for doubtful
       receivables of $1,238 in 1999 and $1,139 in 1998                                      28,356           31,338
    Inventories (note 1)                                                                     28,043           27,363
    Income taxes receivable                                                                     319               --
    Prepaid expenses                                                                          1,989            1,828
    Deferred Income taxes (note 4)                                                            2,360            1,850
                                                                                      ---------------    ---------------
           TOTAL CURRENT ASSETS                                                              61,944           62,572
                                                                                      ---------------    ---------------

Property, plant and equipment, at cost:
    Land and improvements                                                                     1,344            1,344
    Buildings and improvements                                                               22,692           24,241
    Machinery and equipment                                                                  38,984           35,947
    Office furniture, fixtures and equipment                                                  4,654            4,149
                                                                                      ---------------    ---------------
                                                                                             67,674           65,681
    Less accumulated depreciation and amortization                                           32,770           29,125
                                                                                      ---------------    ---------------
           NET PROPERTY, PLANT AND EQUIPMENT                                                 34,904           36,556
                                                                                      ---------------    ---------------

Intangible and other assets, less accumulated amortization (note 3)                           5,748            2,699

Excess of cost over net assets of businesses acquired,
    less accumulated amortization                                                             5,552            5,747
                                                                                      ---------------    ---------------
                                                                                           $108,148       $  107,574
                                                                                      ===============    ===============


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                SEPTEMBER 30,
                                                                                           1999               1998
                                                                                           ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term (note 3)                                          $     2,522        $     3,988
    Current lease obligations (note 3)                                                          400                 --
    Accounts payable                                                                          8,881              8,896
    Accrued compensation and employee benefit costs                                           2,547              3,695
    Accrued expenses and other current liabilities                                            2,895              2,271
    Reserve for warranty and product service                                                  1,414              1,140
    Income taxes payable                                                                         --                359
                                                                                      ---------------    ----------------
           TOTAL CURRENT LIABILITIES                                                         18,659             20,349
                                                                                      ---------------    ----------------

Deferred income taxes (note 4)                                                                1,715              2,116

Long-term debt, excluding current installments (note 3)                                      20,345             23,029
Long-term lease obligations, excluding current installments (note 3)                          7,600

Other Long-Term Liabilities                                                                     937                127

Shareholders' equity (note 5):
    Common Stock $.01 par value.
       Authorized 20,000,000 shares:
          Issued 8,745,980 and 8,666,353 shares, respectively                                    87                 87
    Additional paid-in capital                                                               61,792             61,310
    Retained earnings                                                                        23,219             22,983
    Accumulated other comprehensive income                                                     (899)              (293)
    Unearned compensation (note 5)                                                               (4)              (108)
    Less cost of 1,838,468 and 1,527,856 shares, respectively,
       of common stock in treasury                                                          (25,303)           (22,026)
                                                                                      ---------------    ----------------
           TOTAL SHAREHOLDERS' EQUITY                                                        58,892             61,953
                                                                                      ===============    ================

Commitments and contingent liabilities (note 6)
                                                                                        $   108,148        $   107,574
                                                                                      ===============    ================

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     FOR THE YEARS ENDED SEPTEMBER 30
                                                              1999                 1998                 1997
                                                              ----                 ----                 ----
Net sales                                                 $   155,725          $   142,432          $   130,599
Cost of sales                                                 113,785               98,399               89,813
                                                        -----------------    -----------------    -----------------
    GROSS MARGIN                                               41,940               44,033               40,786
                                                        -----------------    -----------------    -----------------

Operating expenses:
    Selling and advertising expense                            20,212               17,385               14,888
    General and administrative expense                         15,918               14,468               13,308
    Restructuring expense (note 7)                              2,167                   --                   --
                                                        -----------------    -----------------    -----------------
           TOTAL OPERATING EXPENSES                            38,297               31,853               28,196
                                                        -----------------    -----------------    -----------------

           OPERATING INCOME                                     3,643               12,180               12,590

Interest expense                                               (2,069)              (1,449)              (1,048)
Other income, net                                                  85                   26                   39
                                                        -----------------    -----------------    -----------------

           EARNINGS BEFORE INCOME TAXES                         1,659               10,757               11,581
                                                        -----------------    -----------------    -----------------

Income taxes (note 4):
    Current                                                     1,321                4,419                3,214
    Deferred                                                     (746)                (994)                 266
                                                        -----------------    -----------------    -----------------
           TOTAL INCOME TAXES                                     575                3,425                3,480
                                                        -----------------    -----------------    -----------------

           NET EARNINGS                                   $     1,084          $     7,332          $     8,101
                                                        =================    =================    =================

Basic earnings per common share                                   .15                 1.02                 1.12

Diluted earnings per common share                                 .15                  .97                 1.06



See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           1999               1998                 1997
                                                                           ----               ----                 ----
COMMON STOCK:
    Balance at beginning of year                                        $        87        $        78         $        71
    Issuance of 79,627 shares of common stock in 1999,
       41,008 shares in 1998 and 34,490 shares in 1997                           --                  1                  --
    Issuance of 787,556 shares in 1998 and 712,088 shares in
       1997 for 10% stock dividend                                               --                  8                   7
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                       87                 87                  78
                                                                      ---------------    ----------------    -----------------

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                             61,310             47,607              33,392
    Excess over par value of common stock issued                                653                588                 433
    Stock issued from treasury for stock option exercises                      (303)            (1,189)               (165)
    Income tax benefit from stock option exercise                               132                628                 157
    Issuance of 10% stock dividend                                               --             13,676              13,790
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                   61,792             61,310              47,607
                                                                      ---------------    ----------------    -----------------

RETAINED EARNINGS:
    Balance at beginning of year                                             22,983             27,773              31,963
    Net earnings                                                              1,084              7,332               8,101
    Payment of cash dividends on common stock                                  (848)              (806)               (740)
    Issuance of 10% stock dividend                                               --            (11,316)            (11,551)
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                   23,219             22,983              27,773
                                                                      ---------------    ----------------    -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                               (293)              (148)               (138)
    Equity adjustment from foreign currency translation                        (606)              (145)                (10)
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                     (899)              (293)               (148)
                                                                      ---------------    ----------------    -----------------

UNEARNED COMPENSATION (NOTE 5):
    Balance at beginning of year                                               (108)              (211)               (315)
    Recognition of compensation expense                                         104                103                 104
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                       (4)              (108)               (211)
                                                                      ---------------    ----------------    -----------------

TREASURY STOCK:
    Balance at beginning of year                                            (22,026)           (18,181)            (13,277)
    Acquisition of 319,500, 113,770 and 149,990 shares in 1999,
       1998 and 1997, respectively                                           (3,476)            (1,783)             (2,669)
    Issuance of 8,888 shares in 1999, 57,399 shares in 1998
       and 8,534 shares in 1997 for stock option exercises, net                 199                306                  11
    Issuance of 136,275 treasury shares in 1998 and
       115,967 treasury shares in 1997 for 10% stock dividend                    --             (2,368)             (2,246)
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                  (25,303)           (22,026)            (18,181)
                                                                      ===============    ================    =================
           TOTAL SHAREHOLDERS' EQUITY                                        58,892        $    61,953         $    56,918
                                                                      ===============    ================    =================



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           1999               1998                 1997
                                                                           ----               ----                 ----

Net earnings                                                            $     1,084        $     7,332         $     8,101
Other comprehensive income:
    Foreign currency translation adjustment                                    (606)              (145)                (10)
                                                                      ---------------    ----------------    -----------------
Comprehensive income                                                            478              7,187               8,091
                                                                      ===============    ================    =================


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        1999           1998            1997
                                                                        ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $1,084        $  7,332        $  8,101
    Adjustments to reconcile net earnings to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                                 6,052          5,478           4,490
           Non-cash restructuring charges                                1,713             --              --
           Provision for deferred income taxes                            (911)        (1,469)            266

    Changes in assets and liabilities:
           Accounts receivable                                           2,982         (8,590)         (2,583)
           Inventories                                                    (680)        (7,003)         (1,578)
           Prepaid expenses                                               (161)         (568)            (145)
           Income taxes                                                   (546)         1,505            (926)
           Accounts payable                                                (14)          (86)           2,577
           Accrued expenses and other current liabilities                 (351)          (470)            429
                                                                      ----------    -----------     -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               9,168        (3,871)          10,631
                                                                      ----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                          (5,836)        (8,313)        (10,523)
    Net assets of businesses acquired, excluding cash                       --        (1,221)              --
    Acquisition of product rights                                         (718)            --              --
    Change in other assets                                              (1,399)          (104)            (82)
                                                                      ----------    -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                            (7,953)        (9,638)        (10,605)
                                                                      ----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 653           317              195
    Payment of cash dividends on common stock                             (848)         (806)            (740)
    Purchase of treasury stock                                          (3,476)       (1,783)          (2,669)
    Stock option exercise - net payments                                  (104)         (883)            (154)
    Proceeds from long-term obligations                                 25,997            --            7,500
    Repayments of long-term obligations                                 (5,064)          (88)          (1,708)
    Borrowings (repayments) on lines of credit, net                    (17,083)       14,500           (2,154)
                                                                      ----------    -----------     -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            75        11,257              270
                                                                      ----------    -----------     -----------
Effect of exchange rate changes                                           (606)         (145)             (10)
                                                                      ----------    -----------     -----------
    Net increase (decrease) in cash and cash equivalents                   684        (2,397)             286
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             193         2,590            2,304
                                                                      ----------    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   877       $   193         $  2,590
                                                                      ==========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                           $ 2,058       $ 1,530         $  1,025
    Income taxes                                                       $ 2,032       $ 3,543         $  4,297

Supplemental disclosure of non-cash investing and financing activities:
    Accrual of additional purchase price                               $   800             --              --
    Issuance of common stock to directors, officers and
       employees                                                       $   105       $    272        $    238

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

       INVENTORIES
       BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 1999 and 1998 were as follows:

($ IN THOUSANDS)                     1999                1998
                               -----------------    ----------------

Raw materials                    $    16,173          $    17,036
Work-in-process                        2,150                1,174
Finished goods                         9,720                9,153
                               =================    ================
TOTAL                                 28,043          $    27,363
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

       No provision is made for income taxes on undistributed earnings of the foreign subsidiaries because such earnings are considered permanently invested in the foreign subsidiaries.

       WARRANTY AND PRODUCT SERVICE
       BHA provides a reserve for estimated warranty and product service claims based on historical experience and consideration of changes in products and technology.

       FOREIGN CURRENCY TRANSLATION
       Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in other comprehensive income. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains included in the consolidated statements of earnings for 1999, 1998 and 1997 amounted to $71,000, $141,000 and $93,000, respectively.

       FORWARD EXCHANGE CONTRACTS
       BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 1999 and 1998, the aggregate amount of such forward exchange contracts was approximately $2,400,000 and $1,950,000, respectively. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at September 30, 1999.

       COMPREHENSIVE INCOME
       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statement of Comprehensive Income. The adoption of Statement No. 130 had no impact on net earnings or stockholders' equity of the Company.

       TREASURY STOCK
       Since June 1994, the Board of Directors of BHA have periodically approved the purchase of up to 2,000,000 shares of the Company's common stock. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

       EARNINGS PER COMMON SHARE
       Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. Stock options are described in Note 5. A reconciliation of the numerators and the denominators of the basic and diluted earnings per-share computations is as follows:


                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA.)

                                           1999                                1998                               1997
                          ----------------------------------  ----------------------------------   --------------------------------
                          Net Earnings    Shares   Per-Share   Net Earnings   Shares   Per-Share   Net Earnings  Shares   Per-Share
                          (Numerator)    (Denom.)    Amt.      (Numerator)   (Denom.)    Amt.      (Numerator)  (Denom.)    Amt.
                          -----------    --------  ---------   ------------  --------  ---------   ------------ --------  ---------
Basic earnings per share:
Earnings available to
common shareholders         $1,084        7,028      $ 0.15      $7,332      7,171      $ 1.02      $8,101       7,226      $ 1.12

Effect of dilutive
securities--stock options     --            106                   --           381                    --           450

Diluted earnings per
share:  Earnings
available to common
shareholders and assumed
conversion                  $1,084        7,134      $ 0.15      $7,332      7,552      $ 0.97      $8,101       7,676      $ 1.06
                          ==================================  =================================  ==================================

       Options to purchase 571,688 shares of common stock at prices ranging from $12.02 to $16.82 per share were outstanding at the end of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In 1998 and 1997, options to purchase 8,800 shares and 0 shares, respectively, were similarly excluded from the calculation.

       COST IN EXCESS OF NET ASSETS ACQUIRED AND INTANGIBLE ASSETS
       Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $1,360,000 and $1,165,000 at September 30, 1999 and 1998, respectively.

       Intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $5,833,000 and $5,482,000 at September 30, 1999 and 1998, respectively.

       IMPAIRMENT OF LONG-LIVED ASSETS
       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       STATEMENTS OF CASH FLOWS
       For purposes of the consolidated statements of cash flows, BHA considers overnight invested cash and investments in marketable securities, with maturities of three months or less to be cash equivalents.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term obligations are estimated by discounting future cash flows using current market rates. The carrying amounts of long-term debt and lease obligations approximate fair value at September 30, 1999.

2.     ACQUISITIONS

       In January 1999, the Company acquired certain assets, including patents, trademarks, and other intangibles related to Drayton Corporation's Sound-Off Acoustic Cleaner product line. The purchase price consists of a cash payment of $700,000 plus additional contingent payments to be made over the next five years based upon revenues of the product line. The Company recorded additional purchase price of $800,000 at the date of acquisition based on their assessment of the likelihood of attaining such additional revenues. The total purchase price of $1,500,000 is being amortized on a straight-line basis over ten years.

       During fiscal 1998, the Company acquired 100% of the outstanding stock of Purificacion y Filtracion, S.L. (BHA Purfilter) located in Barcelona, Spain and Industrial Filtrantes Purfilter C.A. (BHA Venezuela) located in Puerto Ordaz, Venezuela for a combined purchase price of approximately $1,400,000. These acquisitions were accounted for as purchases, with each purchase price allocated to the assets acquired based upon estimated fair values as of the dates of the acquisitions. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over thirty years.

       The proforma effect of these acquisitions are not material to the Company.

3.     NOTES PAYABLE TO BANKS, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

       Notes Payable to Banks and Long-Term Debt
       A summary of notes payable to banks and long-term debt at September 30, 1999 and 1998 are as follows:


       ($ IN THOUSANDS)                                                               1999           1998
                                                                                   -----------    ------------
       Unsecured domestic line of credit with variable interest rate                $  1,120        $19,300
       Unsecured foreign line of credit with variable interest rate                      803             --
       Notes payable to a domestic bank with variable interest rate                   15,000             --
       Notes payable to a domestic bank with fixed interest rates of
            5.00% and 7.02%                                                            2,500          7,500
       Notes payable to a foreign bank with a fixed interest rate of 4.75%             2,997             --
       Other notes payable                                                               447            217
       Less current installments                                                      (2,522)        (3,988)
                                                                                   ===========    ============
       LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                $20,345         23,029
                                                                                   ===========    ============

       BHA has a domestic unsecured bank line of credit of $18,000,000 for working capital purposes and other corporate matters. This line of credit bears interest at variable rates based on either the prime rate or LIBOR and expires in October 2002. This facility is a revolving credit agreement in which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 1999, $1,120,000 was outstanding under this domestic bank line of credit at an interest rate of 7.25%.

       BHA also maintains a foreign unsecured bank line of credit of DM 2,500,000 (approximately $1,367,000 at September 30, 1999) for working capital purposes in Europe. This line of credit bears interest at variable rates based on the German prime rate and expires in fiscal 2002. At September 30, 1999, DM 1,340,000 (approximately $732,000) was outstanding under this foreign bank line of credit at an interest rate of 4.1%.

       BHA's foreign subsidiary located in Switzerland maintains a line of credit with a foreign bank in the amount of CHF 200,000 (approximately $133,000 at September 30, 1999). As of September 30, 1999 and 1998, there were no borrowings outstanding under this line of credit.

       In September 1999, BHA entered into a $15 million unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a variable interest rate based on LIBOR (6.23% at September 30, 1999) and matures in October 2006. Quarterly principal payments of $625,000 begin in October 2000.

       In October 1998, BHA's German subsidiary entered into a DM 5,000,000 term loan (approximately $2,733,999 at September 30, 1999) with a German bank. The proceeds of the loan were used for working capital purposes. This term loan has a fixed rate of 4.75% and is due in full at maturity in December 2003.

       BHA also has a $2.5 million unsecured term loan which was renewed during fiscal year 1999 with an interest rate of 5.0% and matures in June 2000.

       The term loans and domestic bank line of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio, and maximum debt to cash flow ratio. BHA was in compliance with all covenants at September 30, 1999. At September 30, 1999, $9,500,000 of retained earnings were available for cash dividends.

       Capital Lease Obligations
       In December 1998, BHA Technologies, Inc., a wholly-owned subsidiary, entered into a sale-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8,000,000 and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. BHA Technologies is obligated, through its lease, for the repayment of these bonds over the next 20 years. Annual lease payments of $400,000 begin in December 1999. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR (3.50% as of September 30, 1999). As of September 30, 1999, BHA Technologies has $1.2 million in restricted cash held in trust for the exclusive use for qualified capital expenditures in Lee's Summit. The restricted cash is included in Intangible and Other Assets at September 30, 1999.

       Scheduled payments on long-term debt, including capital lease obligations, for the next five fiscal years are as follows:

                           $ IN THOUSANDS
                           ------------------
          2000                $    2,922
          2001                     3,325
          2002                     4,823
          2003                     2,900
          2004                     5,897
       Thereafter                 11,000
                           ==================
                              $   30,867
                           ==================

4.     INCOME TAXES

       The components of total income tax expense for the years ended September 30, 1999, 1998 and 1997 are as follows:


($ IN THOUSANDS)                                        1999            1998             1997
                                                    -------------    ------------    --------------
Current income tax expense (benefit):
     Federal                                          $ 1,621          $ 3,716         $   2,260
     Foreign                                             (552)             160               548
     State and local                                      252              543               406
Deferred income tax expense (benefit):
     Federal                                             (683)            (893)              250
     State                                                (63)            (101)               16
                                                    -------------    ------------    --------------
                                                      $   575          $ 3,425         $   3,480
                                                    =============    ============    ==============

The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                          1999             1998            1997
                                                      -------------    -------------   --------------
  Expected income tax expense                            34.0%            34.0%             34.0%
  State income taxes, net                                 7.5              2.7               2.3
  Difference in tax rates of foreign
       subsidiaries                                       14.1            (2.2)             (3.6)
  Research and experimentation credits                   (12.1)           (1.7)             (3.4)
  Other, net                                             (8.8)            (1.0)               .8
                                                      -------------    -------------   --------------
      EFFECTIVE INCOME TAX RATE                           34.7%            31.8%             30.1%
                                                      =============    =============   ==============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented as follows:



($ IN THOUSANDS)                                            1999                  1998
                                                       ----------------      ----------------
Deferred tax assets:
     Reserves and accruals not
        currently deductible                             $     1,947           $   1,641
     Inventories                                                 296                 234
     Other, net                                                  329                 165
                                                       ----------------      ----------------
     Total gross deferred tax assets                     $     2,572               2,040
                                                       ----------------      ----------------
Deferred tax liabilities:
     Intangible and other assets                                 570                 621
     Property, plant and equipment                             1,084                 813
     Prepaid expenses                                            206                 244
     Deferred compensation                                        39                  92
     Other, net                                                   28                 536
                                                       ----------------      ----------------
     Total gross deferred tax liabilities                      1,927               2,306
                                                       ----------------      ----------------
     NET DEFERRED TAX (ASSET)/LIABILITY                  $      (645)          $     266
                                                       ================      ================


At September 30, 1999 and 1998, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:



($ IN THOUSANDS)                                                 1999                 1998
                                                           -----------------     ----------------
Current deferred income tax asset                            $     2,360           $    1,850
Non-current deferred income tax liability                          1,715                2,116
                                                           =================     ================
NET DEFERRED INCOME TAX ASSET/(LIABILITY)                    $       645           $     (266)
                                                           =================     ================


BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximate $1,627,000, $2,702,000 and $2,142,000 at September 30, 1999, 1998, and 1997, respectively, as management considers these earnings to be permanently invested. Net earnings (losses) of these foreign subsidiaries were approximately $(3,449,000), $359,000 and $1,058,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

5.     INCENTIVE STOCK PLAN

BHA has an incentive stock plan for key employees, officers and directors. The plan provides for 2,221,084 shares of common stock (as adjusted for the dilutive effect of stock dividends) available for issuance of stock options, restricted stock and payment to outside directors in lieu of cash. Stock options are granted at a price equal to the fair market value of BHA Common Stock at the date of grant for terms of up to ten years.

During 1995, BHA awarded 45,000 shares of restricted stock, under the incentive stock plan, to certain employees. The market value of the awards at the date of issuance has been recognized as compensation expense ratably over the five-year vesting period ending in fiscal 1999.

BHA accounts for its stock-based employee compensation plans pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting. BHA has chosen to adopt the pro-forma disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) which is permitted under SFAS 123. Under APB 25 compensation expense is recorded on the date of grant for stock options granted only if the current market price of the underlying stock exceeds the exercise price.

A summary of transactions in the incentive stock plan is as follows:

                                      1999                           1998                            1997
                                          WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                             NUMBER        AVERAGE          NUMBER         AVERAGE          NUMBER         AVERAGE
                            OF SHARES  EXERCISE PRICE      OF SHARES   EXERCISE PRICE      OF SHARES   EXERCISE PRICE
                           ----------------------------  ------------------------------  ------------------------------
Outstanding at beginning     1,087,057      $10.63         1,099,431        $  8.83        1,158,193       $  8.71
of year
  Granted                      312,800       13.37           251,140          16.02            6,050         15.23
  Expired                       (3,492)       9.86                --            --                --           --
  Canceled                    (200,312)      12.67                --            --           (11,647)         9.58
  Exercised                   (118,903)       7.90          (263,514)          8.26          (53,165)         6.84
                           --------------------------------------------------------------------------------------------
Outstanding at end of
year                         1,077,150      $11.35         1,087,057        $ 10.63        1,099,431       $  8.83
                           ============================  ==============================  ==============================
Exercisable at end of yr.      505,462     $  8.27           773,045        $  8.93          891,935       $  8.85
                           ============================  ==============================  ==============================

                           OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
 -------------------------------------------------------------------------    --------------------------------------
                          NUMBER          WEIGHTED-         WEIGHTED-              NUMBER            WEIGHTED-
 RANGE OF EXERCISE     OUTSTANDING     AVG. CONTRACTED    AVG. EXERCISE          EXERCISABLE          AVERAGE
       PRICES           AT 9/30/99       LIFE IN YRS.         PRICE              AT 9/30/99        EXERCISE PRICE
 ------------------- ----------------- ----------------- -----------------    ------------------ -------------------
    $6.20 - 9.58         505,462             4.9              $ 8.27               505,462            $   8.27
   $12.02 - 16.82        571,688             7.7              $14.07                 --                  --
                     =================                                        ==================
                        1,077,150                                                  505,462
                     =================                                        ==================

The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $5.36, $5.20 and $5.44, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 1.15% for 1999, .80% for 1998, and 1.00% for 1997; weighted average risk-free interest rate of 5.90% for 1999, 4.73% for 1998, and 6.10% for 1997; expected volatility factor of 29.38%, 19.0% and 18.9% for 1999, 1998, and 1997, respectively; and a weighted-average expected life of eight years.

Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net earnings. Stock-based compensation expense, if recorded under SFAS 123 would have reduced net earnings by $738,000 or $.10 per diluted share in 1999, $470,000 or $.06 per diluted share in 1998, and $12,000 in 1997 with no effect on earnings per share.

Compensation expense for options granted prior to October 1, 1995 is not considered. The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the proforma net earnings amounts above since compensation expense is reflected over the option's vesting period of four years for all options.

6.     COMMITMENTS AND CONTINGENT LIABILITIES

EMPLOYEE BENEFIT PLANS
BHA has a noncontributory Employee Stock Ownership Plan (ESOP) which includes substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP. Benefits become vested according to years of service. Contributions charged to operating expense were $435,000, $884,000, and $1,175,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. The 401(k) Plan provides that 100% of a participant's contribution will be matched by BHA subject to a maximum contribution which is determined annually at the discretion of the Board of Directors. BHA matching contributions become vested based on years of service. BHA made matching contributions of $330,000, $270,000, and $253,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

LEASES
A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows:

       YEARS ENDING SEPTEMBER 30,                $ IN THOUSANDS
       --------------------------                --------------
                  2000                             $   1,969
                  2001                                   936
                  2002                                   364
                  2003                                   310
                  2004                                    76
               Thereafter                                178

It is expected that in the normal course of business, expiring leases will be renewed or replaced by similar leases on other properties. Total rental expense on noncancelable, long-term operating leases amounted to approximately $2,780,000, $2,210,000 and $1,036,000 for the years ended September 30, 1999,
1998, and 1997, respectively.

LETTERS OF CREDIT
The terms of certain contracts require that BHA issue standby letters of credit to assure performance. Open standby letters of credit amounted to $92,000 and $57,000 at September 30, 1999 and 1998, respectively.

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

7.     RESTRUCTURING

The Company recognized restructuring expenses in the amount of $2,167,000 on a pretax basis during the fourth quarter of fiscal 1999. A charge of $1,713,000 was taken as a result of the decision by BHA Technologies to discontinue its in-house adhesive lamination efforts. The charge primarily related to the write-down of lamination equipment to its net realizable value. Future efforts to sell PTFE membrane for apparel and other uses involving adhesive lamination will either be outsourced or will be in the form of unlaminated film. Additionally, severance cost of $454,000 was expensed and paid during the fourth quarter relative to the consolidation of manufacturing operations in Europe. In June, the Company announced a decision to combine its European fabric filter manufacturing into one facility located in Spain. As part of this consolidation, the manufacturing facility in Germany was closed effective September 30, 1999.

In addition, cost of sales includes Unusual Charges of $4,200,000 consisting of
(1) a cost overrun on a large fixed-price ESP rebuild project on which a loss of $2,400,000 was recognized, (2) substantial experimentation and testing performed by BHA Technologies totaling $1,400,000 related to adhesive lamination to develop products for non-APC markets and (3) inventory write-downs of $400,000 attributable to the Company's consolidation of manufacturing operations in Europe.

8.     BUSINESS SEGMENTS

SEGMENT REPORTING
Effective September 30, 1999, BHA adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 131 requires reporting of segment information that is consistent with the way in which management operates the Company. The disclosure requirements of SFAS No. 131 have been presented for each of the years ended September 30, 1999, 1998 and 1997.

BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business and is also developing a market for such products outside of air pollution control.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. BHA manages these segments as strategic business units. Europe APC represents a distinct business unit as it maintains its own manufacturing, sales, marketing, and project management resources. Sales to other international locations are included in the Domestic APC business segment, as most or all of the key manufacturing, engineering, and sales support functions are performed from the United States. BHA Technologies operates as a distinct entity due to its unique technologies, as well as the marketing of products unrelated to air pollution control.

Reportable segment data for the years ended September 30, 1999, 1998, and 1997 were as follows:

NET SALES

    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                    $133,846               $121,254             $114,004
Europe APC                        20,076                 20,226               16,431
BHA Technologies                   1,803                    952                  164
                          ------------------     -----------------     -----------------
TOTAL                           $155,725               $142,432             $130,599
                          ==================     =================     =================

Net sales represent revenues from sales to unaffiliated customers.

INTEREST EXPENSE


    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                     $1,014               $    878              $    999
Europe APC                          369                    196                    --
BHA Technologies                    686                    375                    49
                          ------------------     -----------------     -----------------
TOTAL                            $2,069               $  1,449              $  1,048
                          ==================     =================     =================


EARNINGS (LOSS) BEFORE INCOME TAXES



    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                    $10,925                $11,050              $  9,333
Europe APC                       (2,744)                   436                 1,441
BHA Technologies                 (6,522)                  (729)                  807
                          ------------------     -----------------     -----------------
TOTAL                          $  1,659                $10,757               $11,581
                          ==================     =================     =================

The aggregate amount of all corporate expenses is allocated to the three business segments based upon the judgement of management. The pretax loss for Europe APC includes restructuring charges of $0.5 million related to the closure of German manufacturing operations in fiscal 1999. The pretax loss for BHA Technologies includes a restructuring charge in the amount of $1.7 million related to the discontinuation of its adhesive lamination efforts in 1999.

Additionally, the Unusual Charges recognized in fiscal 1999 as discussed in Note 7 are included in the preceding summary and reduced pre-tax earnings of the segments by: Domestic APC, $2,400,000; Europe APC, $400,000; and BHA Technologies, $1,400,000.

ASSETS


    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                  $  66,829              $  69,380               $61,186
Europe APC                       16,234                 15,486                 9,704
BHA Technologies                 14,153                 12,252                 6,928
Corporate                        10,932                 10,456                 9,787
                          ------------------     -----------------     -----------------
TOTAL                          $108,148               $107,574               $87,605
                          ==================     =================     =================

DEPRECIATION AND AMORTIZATION


    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                     $3,100                 $3,142                $2,711
Europe APC                          690                    530                   308
BHA Technologies                    843                    408                   286
Corporate                         1,419                  1,398                 1,185
                          ------------------     -----------------     -----------------
TOTAL                            $6,052                 $5,478                $4,490
                          ==================     =================     =================

CAPITAL EXPENDITURES


    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
Domestic APC                     $1,493                 $1,766                $2,135
Europe APC                          665                  1,235                 1,941
BHA Technologies                  2,600                  4,031                 3,254
Corporate                         1,078                  1,281                 3,193
                          ------------------     -----------------     -----------------
TOTAL                            $5,836                 $8,313               $10,523
                          ==================     =================     =================

Certain corporate assets including intangibles and computer equipment are not allocated to specific business segments and are thus included in the above tables of assets, depreciation and amortization, and capital expenditures as "Corporate."

GEOGRAPHIC INFORMATION BY COUNTRY

The following table presents revenues by country based on the location of the use of the product or service. No single country, other than the United States, comprised more than 10% of BHA's net sales.

NET SALES


    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
United States                  $113,475              $  98,694             $  89,202
All Other Countries              42,250                 43,738                41,397
                          ------------------     -----------------     -----------------
TOTAL                          $155,725               $142,432              $130,599
                          ==================     =================     =================

The following table presents all noncurrent assets by country based on the location of the asset. No single country, other than the United States, comprised more than 10% of the Company's long-lived assets.

LONG-LIVED ASSETS



    ($ IN THOUSANDS)            1999                   1998                  1997
                          ------------------     -----------------     -----------------
United States                   $39,177                $38,037               $33,437
All Other Countries               7,027                  6,965                 6,711
                          ------------------     -----------------     -----------------
TOTAL                           $46,204                $45,002               $40,148
                          ==================     =================     =================

9.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data are as follows:



THREE MONTHS ENDED                                  DEC. 31         MARCH 31          JUNE 30         SEPT. 30
                                                --------------- ------------------ --------------- ----------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net sales                                             35,228          40,331           38,943           41,223
Gross margin                                          10,689           9,380           10,588           11,283
Net earnings (loss) *                                  1,316           (155)              597            (674)
Diluted earnings (loss) per share                        .18           (.02)              .08            (.10)

Common Stock Price Range, High                        $14.25          $13.63           $10.50           $10.00
                          Low                         $10.25          $ 9.13           $ 8.00           $ 7.88

1998
Net sales                                            $30,022         $38,881          $35,917          $37,612
Gross margin                                           9,710          11.672           11,179           11,472
Net earnings                                           1,390           2,100            1,895            1,947
Diluted earnings per share                               .18             .28              .25              .26

Common Stock Price Range, High                        $17.96          $17.96           $19.00           $16.50
                          Low                         $15.68          $15.78           $15.25           $11.75

* Net earnings reflect Restructuring Expenses of $2,167,000 ($1,416,000 after tax) in the September 1999 quarter. Net earnings for fiscal 1999 also reflect Unusual Charges (see Note 7) of $250,000 ($163,000 after tax) in the December 1998 quarter, $2,750,000 ($1,800,000 after tax) in the March 1999 quarter, $740,000 ($483,000 after tax) in the June 1999 quarter, and $500,000
   ($327,000 after tax) in the September 1999 quarter.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                                                Charged to
                                                             Beginning          Costs and                             Ending
                                                              Balance            Expenses         Deductions          Balance
Allowance for doubtful receivables:
Year ended September 30, 1999                          $          1,139                 837              738             1,238
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1998                          $            965                 254               80             1,139
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1997                          $            932                 385              352               965
                                                           ===============    ===============   ===============    ==============

Reserve for Warranty and Product Service
Year ended September 30, 1999                          $          1,140               1,533            1,259             1,414
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1998                          $            915               1,629            1,404             1,140
                                                           ===============    ===============   ===============    ==============

Year ended September 30, 1997                          $            970               1,715            1,770               915
                                                           ===============    ===============   ===============    ==============

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 1999, which is incorporated herein by reference.

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

(a) (3) Exhibits:

        (3a)  Certificate of Incorporation, as amended (7).

        (3b)  By-Laws, as amended (6).

        (10a) BHA Group, Inc. 1986 Stock Option Plan as amended, including form of Option Agreement (2).

        (10b) Second Amendment to the BHA Group, Inc. 1986 Stock Option
              Plan (3).

        (10c) Employee Stock Ownership Plan of BHA (1).

        (10d) 401(K) Plan of BHA (1).

        (10e) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and Lamson Rheinfrank, Jr. (4).

        (10f) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and James E. Lund (4).

        (10g) Employment Agreement dated September 1, 1993 between BHA Group, Inc. and James J. Thome (4).

        (10h) Employment Agreement dated January 1, 1995 between BHA Group, Inc. and James C. Shay (6).

        (10i) Rights Agreement dated as of December 13, 1995, between BHA Group, Inc., and Boatmen's Trust Company, including Form of Rights Certificate (Exhibit A) and Summary of Rights to Purchase Common Stock (Exhibit B) (5).

        (10j) $15,000,000 Term Loan Agreement between BHA Group Holdings, Inc. and Commerce Bank N.A. dated as of September 20, 1999 (8).

        (10k) $18,000,000 Revolving Credit Agreement between BHA Group Holdings, Inc. and Bank of America, N.A. dated as of September 30, 1999 (8).

        (11)  Computation of earnings per common share (8).

        (21)  Subsidiaries of the Registrant (8).

        (23)  Independent Auditors' Consent (8).

        (27)  Financial Data Schedule - Article 5 (8).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

(c) Exhibits:  See (a) (3) above.

(d) Financial Statement Schedules:  See (a) (2) above.

NOTES TO INDEX
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-8644) which exhibit is incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which exhibit is incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which exhibit is incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which exhibit is incorporated herein by reference.

(5) Filed as an exhibit to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995, which exhibit is incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which exhibit is incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which exhibit is incorporated herein by reference.

(8) Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BHA GROUP HOLDINGS, INC.

Dated:    November 16, 1999              By:  /s/ James E. Lund
                                              ----------------------------------
                                              James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    November 16, 1999        By:  /s/ James E. Lund
                                        ----------------------------------------
                                        James E. Lund, President
                                        Principal Executive Officer and Director

Dated:    November 16, 1999        By:  /s/ Lamson Rheinfrank, Jr.
                                        ----------------------------------------
                                        Lamson Rheinfrank, Jr.
                                        Chairman of the Board

Dated:    November 16, 1999        By:  /s/ Don H. Alexander
                                        ----------------------------------------
                                        Don H. Alexander
                                        Director

Dated:    November 16, 1999        By:  /s/ Robert Freeland
                                        ----------------------------------------
                                        Robert Freeland
                                        Director

Dated:    November 16, 1999        By:  /s/ Thomas A. McDonnell
                                        ----------------------------------------
                                        Thomas A. McDonnell
                                        Director

Dated:    November 16, 1999        By:  /s/ James J. Thome
                                        ----------------------------------------
                                        James J. Thome
                                        Executive Vice President,
                                        Principal Operating Officer and
                                        Director

Dated:    November 16, 1999        By:  /s/ Richard C. Green, Jr.
                                        ----------------------------------------
                                        Richard C. Green, Jr.
                                        Director

Dated:    November 16, 1999        By:  /s/ James C. Shay
                                        ----------------------------------------
                                        James C. Shay
                                        Senior Vice President, Finance and
                                        Administration, Principal
                                        Financial & Accounting Officer

                            BHA Group Holdings, Inc.
                                  Exhibit Index

     EXHIBIT NO.                                      DESCRIPTION
          10j                                      Term Loan Agreement

          10k                                        Credit Agreement

          11                               Computation of Per Share Earnings

          21                            Subsidiaries of BHA Group Holdings, Inc.

          23                                  Independent Auditors' Report

          27                              Financial Data Schedule - Article 5