Form 10-Q
period 1999-12-31
BHA GROUP INC
filed 2000-01-24
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the Quarter Ended                                Commission File Number
      December 31, 1999                                          0-15045

                            BHA Group Holdings, Inc.

             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      43-1416730
-----------------------------------             -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                 Number)

   8800 East 63rd Street, Kansas City, Missouri                       64133
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code               (816) 356-8400
                                                                 --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes           |X|             No
                               ------                     ------

As of January 20, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,545,790.

                          PART I. FINANCIAL INFORMATION
                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                    (IN THOUSANDS)                                 DECEMBER 31,      SEPTEMBER 30,
                        ASSETS                                         1999              1999
                        ------                                       --------          --------
Current assets:
    Cash and cash equivalents                                        $  1,266          $    877
    Accounts receivable, less allowance for doubtful receivables
       of $1,343 and $1,238, respectively                              28,846            28,356
    Inventories (note 3)                                               28,445            28,043
    Income taxes receivable                                                --               319
    Prepaid expenses                                                    2,454             1,989
    Deferred income taxes                                               2,360             2,360
                                                                     --------          --------
           Total current assets                                        63,371            61,944
                                                                     --------          --------
Property, plant and equipment, at cost                                 69,119            67,674

    Less accumulated depreciation and amortization                     33,922            32,770
                                                                     --------          --------
           Net property, plant and equipment                           35,197            34,904
                                                                     --------          --------
Other assets                                                           11,259            11,300
                                                                     --------          --------
                                                                     $109,827          $108,148
                                                                     ========          ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt and lease obligations         $  3,300          $  2,922
Accounts payable                                                        8,156             8,881
Accrued expenses and other current liabilities                          6,229             6,856
Income tax payable                                                        316                --
                                                                     --------          --------
    Total current liabilities                                          18,001            18,659
                                                                     --------          --------
Long-term deferred income taxes                                         1,632             1,715
Long-term debt, excluding current installments                         25,203            20,345
Long-term lease obligations, excluding current installments             7,200             7,600
Other liabilities                                                         906               937
Shareholders' equity:
    Common stock $0.01 par value                                           87                87
    Additional paid-in capital                                         61,799            61,792
    Retained earnings                                                  24,267            23,219
    Accumulated--other comprehensive income                              (666)             (899)
    Unearned compensation                                                  --                (4)
    Less cost of common stock in treasury                             (28,602)          (25,303)
                                                                     --------          --------
        Total shareholders' equity                                     56,885            58,892
                                                                     --------          --------
                                                                     $109,827          $108,148
                                                                     ========          ========

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999              1998
                                                      -------           -------
Net sales                                             $39,036           $35,228
Cost of sales                                          27,414            24,539
                                                      -------           -------
        Gross margin                                   11,622            10,689
                                                      -------           -------
Operating expenses
    Selling and advertising expense                     5,015             4,685
    General and administrative expense                  4,273             3,595
                                                      -------           -------
        Total operating expenses                        9,288             8,280
                                                      -------           -------
        Operating income                                2,334             2,409
                                                      -------           -------
Interest expense, net                                     459               443
                                                      -------           -------
        Earnings before income taxes                    1,875             1,966
                                                      -------           -------
    Income taxes                                          620               650
                                                      -------           -------
        Net earnings                                  $ 1,255           $ 1,316
                                                      =======           =======
Basic earnings per common share                       $   .18           $   .18
Diluted earnings per common share                         .18               .18
Basic weighted average number of common
  shares outstanding                                    6,830             7,142
Diluted weighted average number of common
  shares outstanding                                    6,890             7,364

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)

(IN THOUSANDS)                                          1999              1998
                                                        ----              ----
Net earnings:                                          $1,255            $1,316
Other comprehensive income -- foreign currency
    translation adjustments                               233              (194)
                                                       ------            ------
Comprehensive income                                   $1,488            $1,122
                                                       ======            ======

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)

(In thousands, except share and per share data)                     1999                1998
                                                                    ----                ----
Common stock:
    Balance at beginning period                                  $     87             $     87
    Issuance of 721 and 20,370 shares of common
        stock in 1999 and 1998, respectively                           --                   --
                                                                 --------             --------
    Balance at end of period                                           87                   87
                                                                 --------             --------
Additional paid-in capital:
    Balance at beginning of period                                 61,792               61,310
    Excess over par value of common stock issued                        7                    7
                                                                 --------             --------
    Balance at end of period                                       61,799               61,317
                                                                 --------             --------
Retained earnings:
    Balance at beginning of period                                 23,219               22,983
    Net earnings for the period                                     1,255                1,316
    Cash dividends of $.03 per share paid on common stock
        during 1999 and 1998                                         (207)                (215)
                                                                 --------             --------
    Balance at end of period                                       24,267               24,084
                                                                 --------             --------
Accumulated -- other comprehensive income:
    Balance at beginning of period                                   (899)                (293)
    Equity adjustment from foreign currency translation               233                 (194)
                                                                 --------             --------
    Balance at end of period                                         (666)                (487)
                                                                 --------             --------
Unearned compensation:
    Balance at beginning of period                                     (4)                (108)
    Compensation expense                                                4                   26
                                                                 --------             --------
    Balance at end of period                                           --                  (82)
                                                                 --------             --------
Treasury stock:
    Balance at beginning of period                                (25,303)             (22,026)
    Acquisition of 362,443 and 57,500 shares of common
        stock, at cost, during 1999 and 1998, respectively         (3,299)                (772)
    Issuance of 1,454 treasury shares pursuant to stock option
        exercises, net, during 1998                                    --                   62
                                                                 --------             --------
    Balance at end of period                                      (28,602)             (22,736)
                                                                 --------             --------
    Total shareholders' equity                                   $ 56,885             $ 62,183
                                                                 ========             ========

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)

(IN THOUSANDS)                                                      1999                 1998
                                                                    ----                 ----
Cash flows from operating activities:
    Net earnings:                                                 $ 1,255              $ 1,316
        Adjustment to reconcile net earnings to net cash
           provided by operating activities:
        Depreciation and amortization                               1,415                1,377
        Deferred Income Tax                                           (83)                  (9)
    Changes in assets and liabilities:
        Accounts receivable                                          (490)               4,730
        Inventories                                                  (402)                (177)
        Prepaid expenses                                             (465)                (673)
        Accounts payable                                             (726)              (3,867)
        Accrued expenses and other liabilities                       (626)              (2,465)
        Income taxes payable                                          635                  527
                                                                  -------              -------
           Net cash provided by operating activities                  513                  759
                                                                  -------              -------
Cash flows from investing activities:
    Acquisition of property, plant and equipment                   (1,494)              (1,547)
    Change in other assets and liabilities                           (200)              (2,186)
                                                                  -------              -------
        Net cash used in investing activities                      (1,694)              (3,733)
                                                                  -------              -------
Cash flows from financing activities:
    Payment of cash dividend on common stock                         (207)                (215)
    Purchase of treasury stock                                     (3,299)                (772)
    Proceeds from issuance of common stock                              7                  139
    Net stock options exercised                                        --                  (70)
    Proceeds from borrowings under bank term notes                     --                2,997
    Proceeds from lease obligations                                    --                8,000
    Net proceeds (repayments) from borrowings under
        revolving bank lines of credit                              5,236               (5,455)
    Repayments of long-term debt and other long-term liabilities     (400)                (441)
                                                                  -------              -------
        Net cash provided by financing activities                   1,337                4,183
                                                                  -------              -------
        Effect of exchange rate changes                               233                 (194)
                                                                  -------              -------
    Net increase in cash and cash equivalents                         389                1,015
Cash and cash equivalents at beginning of period                      877                  193
                                                                  -------              -------
Cash and cash equivalents at end of period                        $ 1,266              $ 1,208
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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders for the fiscal year ended September 30, 1999, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

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

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 FOR THE THREE MONTHS ENDED

                                      December 31, 1999                   December 31, 1998
                              ---------------------------------    --------------------------------
                              Net Earnings  Shares    Per-Share   Net Earnings   Shares    Per-Share
                              (Numerator)   (Denom.)     Amt.     (Numerator)   (Denom.)     Amt.
                              -----------   --------  ---------   -----------   --------   ---------
Basic earnings per share:
Earnings available to common
       shareholders             $ 1,255      6,830     $ 0.18       $ 1,316      7,142     $ 0.18

    Effect of dilutive
securities--stock options            --         60                       --        222

Diluted earnings per share:
Earnings available to common
 shareholders and assumed
        conversion              $ 1,255      6,890     $ 0.18       $ 1,316      7,364     $ 0.18
                              =================================    ================================

(3) INVENTORIES

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 1999 and September 30, 1999 were as follows (in thousands):

                                      DECEMBER 31,         SEPTEMBER 30,
                                          1999                  1999
                                        -------               -------
           Raw materials                $19,050               $16,173
           Work-in-process                  830                 2,150
           Finished goods                 8,565                 9,720
                                        -------               -------
           Total                        $28,445               $28,043
                                        =======               =======

(4) BUSINESS SEGMENTS

BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business, and is also developing a market for such products outside of air pollution control.

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

Reportable segment data for the three months ended December 31, 1999 and 1998 were as follows (in thousands):

NET SALES

                                       DECEMBER 31,          DECEMBER 31,
                                          1999                  1998
                                        -------               -------
           Domestic APC                 $32,640               $29,568
           Europe APC                     5,675                 5,306
           BHA Technologies                 721                   354
                                        -------               -------
           Total                        $39,036               $35,228
                                        =======               =======

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                       DECEMBER 31,          DECEMBER 31,
                                          1999                  1998
                                        -------               -------
           Domestic APC                 $ 2,699               $ 2,988
           Europe APC                      (310)                   11
           BHA Technologies                (514)               (1,033)
                                        -------               -------
           Total                        $ 1,875               $ 1,966
                                        =======               =======

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 4 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

NET SALES

Consolidated net sales for the three months ended December 31, 1999 ("first quarter") increased 11% to $39.0 million from $35.2 million for the same period in fiscal 1999. Each of the Company's business segments reported increased sales. Sales in Domestic APC increased 10% to $32.6 million primarily on the strength of fabric filter products in the U.S. and Canada. Europe APC sales increased 7% to $5.7 million. Shipments of ePTFE membrane from BHA Technologies to third party customers, primarily for air pollution control applications, increased from $0.4 million to $0.7 million for the quarter.

GROSS MARGIN

Consolidated gross margin was 29.8% of sales in the first quarter compared to 30.3% for the same period in the prior year. Gross margin as a percentage of sales declined slightly for the Domestic APC and Europe APC business segments. Due to the competitive environment, the Company's sales prices did not keep pace with the modest production cost increases that were attributable to higher wage and benefit costs. As compared to the fourth quarter of fiscal 1999, gross margin improved by approximately 1.2% of sales due to a higher mix of fine filtration product sales.

OPERATING EXPENSE

Operating expense was $9.3 million (23.8% of sales) for the first quarter of fiscal 2000 compared to $8.3 million (23.5% of sales) for the same period in the prior year. The increase in operating expenses includes a foreign exchange loss of $0.2 million during the current period as compared to a gain of $0.1 million in the prior year. The foreign exchange loss resulted from the weakening of the European currencies as compared to the U.S. dollar. Other increases in operating expenses were consistent with the growth in sales volume.

INTEREST EXPENSE

Interest expense was virtually unchanged in the first quarter as compared to the same period in the prior year at $0.5 million. Although average borrowings increased, the average interest rate declined in fiscal 2000 as compared to the prior year due to an $8.0 million tax exempt industrial development revenue bond issue that was completed in December 1998.

INCOME TAXES

The effective income tax rate was 33.1% during the first quarter of both fiscal 2000 and fiscal 1999.

NET EARNINGS

Net earnings for the first quarter of fiscal 2000 was $1,255,000 compared to net earnings of $1,316,000 in the first quarter of fiscal 1999. Earnings per share was $0.18 during each period as the average number of common and common equivalent shares declined from 7.4 million shares to 6.9 million shares.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $43.3 million at September 30, 1999 to $45.4 million at December 31, 1999. The current ratio at December 31, 1999 and September 30, 1999 was 3.5 and 3.3, respectively. The Company's cash increased from $0.9 million to $1.3 million. Cash provided by operating activities for the three months ended December 31, 1999 was $0.5 million compared to cash provided by operating activities for the three months ended December 31, 1998 of $0.8 million.

Investing activities resulted in a net use of cash of $1.7 million and $3.7 million for the three months ended December 31, 1999 and 1998, respectively. The investment in capital expenditures was substantially the same in both years. The fiscal 1999 activity also included the investment of proceeds from a sales-leaseback transaction related to the issuance of industrial development revenue bonds.

During the three months ended December 31, 1999 and 1998, net cash provided by financing activities was $1.3 million and $4.2 million, respectively. The Company's financing activities during fiscal 2000 consisted of borrowings on its revolving credit facility to support its investment in capital expenditures and the repurchase of $3.3 million in BHA stock.

The Company has financing commitments that include a $15.0 million U.S. term note with a final maturity in 2005, an $18.0 million U.S. revolving credit facility maturing in 2002, and credit lines in Germany for a U.S. equivalent of approximately $5.0 million maturing in 2003. The Company's unused commitments as of December 31, 1999 were approximately $7.8 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

YEAR 2000

In previous years, the Company established a task force to address and assess Year 2000 ("Y2K") compliance for the Company's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services. The Company did not experience any significant problems related to Y2K. Management continues to monitor its systems, as well as the documents being received from its trading partners, however, no significant Y2K problems are anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for BHA's fiscal year 2001. The statement establishes accounting and reporting standards for derivative instruments and all hedging activities. This statement will not have any impact on BHA's results of operations, as all derivative instruments are designated as hedges against foreign currency exposures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 1999, the aggregate amount of such forward exchange contracts was approximately $2,100,000. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at December 31, 1999.

PART II.  OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

   (a)  Exhibit 11:  Computation of earnings per common share

   (b)  Exhibit 27:  Financial Data Schedule

        Reports on Form 8-K:

   (c) During the quarter ended December 31, 1999, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BHA GROUP HOLDINGS, INC.

                                  (Registrant)

       January 24, 2000        By:  /s/ James C. Shay
------------------------------      -------------------------------------------
             Date                                (Signature)
                                        James C. Shay
                                        Senior Vice President, Finance and
                                        Administration, Principal Financial and
                                        Accounting Officer

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