Form 10-Q
period 2000-03-31
BHA GROUP INC
filed 2000-04-25
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        -----------------------------------------------------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
   March 31, 2000                                                0-15045

                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       43-141673
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)

      8800 East 63rd Street, Kansas City, Missouri                      64133
-------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code               (816) 356-8400

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes              [X]                No
                            -------                         --------

As of April 17, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,532,799.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                          (IN THOUSANDS)                                    MARCH 31,           SEPTEMBER 30,
                              ASSETS                                          2000                   1999
                                                                         ------------------     ------------------

Current assets:
     Cash and cash equivalents                                                $  1,305            $    877
     Accounts receivable, less allowance for doubtful receivables
         of $1,411 and $1,238, respectively                                     31,885              28,356
     Inventories (note 3)                                                       27,751              28,043
     Income taxes receivable                                                        --                 319
     Prepaid expenses                                                            2,515               1,989
     Deferred income taxes                                                       2,360               2,360
                                                                        ------------------    -------------------
              Total current assets                                              65,816              61,944
                                                                        ------------------    -------------------
Property, plant and equipment, at cost                                          70,061              67,674

     Less accumulated depreciation and amortization                             35,098              32,770
                                                                        ------------------    -------------------
              Net property, plant and equipment                                 34,963              34,904
                                                                        ------------------    -------------------
Other assets                                                                    10,749              11,300
                                                                        ------------------    -------------------
                                                                              $111,528            $108,148
                                                                        ==================    ===================
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations             $  3,232            $  2,922
     Accounts payable                                                            7,420               8,881
     Accrued expenses and other current liabilities                              7,104               6,856
     Income tax payable                                                            606                  --
                                                                        ------------------    -------------------
         Total current liabilities                                              18,362              18,659
                                                                        ------------------    -------------------
Long-term deferred income taxes                                                  1,626               1,715
Long-term debt, excluding current installments                                  25,301              20,345
Long-term lease obligations, excluding current installments                      7,200               7,600
Other liabilities                                                                  864                 937
Shareholders' equity:
     Common stock $0.01 par value.                                                  87                  87
     Additional paid-in capital                                                 61,799              61,792
     Retained earnings                                                          26,053              23,219
     Accumulated -- other comprehensive income                                  (1,054)               (899)
     Unearned compensation                                                          --                  (4)
     Less cost of common stock in treasury                                     (28,710)            (25,303)
                                                                        ------------------    -------------------
         Total shareholders' equity                                             58,175              58,892
                                                                        ------------------    -------------------
                                                                              $111,528            $108,148
                                                                        ==================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2000                   1999
                                                                           ----                   ----
Net sales                                                                 $ 44,201                $ 40,331
Cost of sales                                                               30,687                  30,951
                                                                    -------------------    --------------------
         Gross margin                                                       13,514                   9,380
                                                                    -------------------    --------------------
Operating expenses
     Selling and advertising expense                                         5,217                   5,190
     General and administrative expense                                      4,653                   3,935
                                                                    -------------------    --------------------
         Total operating expenses                                            9,870                   9,125
                                                                    -------------------    --------------------
         Operating income                                                    3,644                     255
                                                                    -------------------    --------------------

Interest expense, net                                                          531                     470
                                                                    -------------------    --------------------
         Earnings before income taxes                                        3,113                    (215)
                                                                    -------------------    --------------------
     Income taxes                                                            1,130                     (60)
                                                                    -------------------    --------------------
         Net earnings                                                     $  1,983                $   (155)
                                                                    ===================    ====================
Basic earnings per common share                                           $    .30                $   (.02)
Diluted earnings per common share                                              .30                    (.02)

Basic weighted average number of common shares outstanding                   6,537                   7,021
Diluted weighted average number of common shares outstanding                 6,581                   7,021


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2000                   1999
                                                                           ----                   ----
Net sales                                                                 $ 83,237                $ 75,559
Cost of sales                                                               58,101                  55,491
                                                                    -------------------    --------------------
         Gross margin                                                       25,136                  20,068
                                                                    -------------------    --------------------
Operating expenses
     Selling and advertising expense                                        10,232                   9,876
     General and administrative expense                                      8,926                   7,528
                                                                    -------------------    --------------------
         Total operating expenses                                           19,158                  17,404
                                                                    -------------------    --------------------
         Operating income                                                    5,978                   2,664
                                                                    -------------------    --------------------

Interest expense, net                                                          990                     914
                                                                    -------------------    --------------------
         Earnings before income taxes                                        4,988                   1,750
                                                                    -------------------    --------------------
     Income taxes                                                            1,750                     590
                                                                    -------------------    --------------------
         Net earnings                                                     $  3,238                $  1,160
                                                                    ===================    ====================
Basic earnings per common share*                                          $    .48                $    .16
Diluted earnings per common share*                                             .48                     .16

Basic weighted average number of common shares outstanding*                  6,685                   7,082
Diluted weighted average number of common shares outstanding*                6,736                   7,249


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                                  Three Months Ended
(IN THOUSANDS)                                                                 2000                  1999
                                                                               ----                  ----
Net earnings (loss)                                                            $1,983                $ (155)
Other comprehensive income -- foreign currency
     translation adjustments                                                     (388)                 (457)
                                                                         -----------------     -----------------
Comprehensive income (loss)                                                    $1,595                $ (612)
                                                                         =================     =================

                                                                                    Six Months Ended
(IN THOUSANDS)                                                                 2000                  1999
                                                                               ----                  ----
Net earnings                                                                   $3,238                $1,160
Other comprehensive income -- foreign currency
     translation adjustments                                                     (155)                 (651)
                                                                         -----------------     -----------------
Comprehensive income                                                           $3,083                $  509
                                                                         =================     =================


See accompanying notes to condensed consolidated financial statements.

                   BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)

(In thousands, except share and per share data)                                    2000                      1999
                                                                                   ----                      ----
Common stock:
     Balance at beginning period                                                   $     87                 $     87
     Issuance of 721 and 71,326 shares of common
         stock in 2000 and 1999, respectively                                            --                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            87                       87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  61,792                   61,310
     Excess over par value of common stock issued                                         7                      298
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        61,799                   61,608
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  23,219                   22,983
     Net earnings for the period                                                      3,238                    1,160
     Cash dividends of $.06 per share paid on common stock
         during 2000 and 1999                                                          (404)                    (428)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        26,053                   23,715
                                                                           ----------------------    ---------------------
Accumulated -- other comprehensive income:
     Balance at beginning of period                                                    (899)                    (293)
     Equity adjustment from foreign currency translation                               (155)                    (651)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        (1,054)                    (944)
                                                                           ----------------------    ---------------------
Unearned compensation:
     Balance at beginning of period                                                      (4)                    (108)
     Compensation expense                                                                 4                       52
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            --                      (56)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                 (25,303)                 (22,026)
     Acquisition of 375,434 and 220,900 shares of common
         stock, at cost, during 2000 and 1999, respectively                          (3,407)                  (2,536)
     Issuance of 8,270 treasury shares pursuant to stock option
         exercises, net, during 1999                                                     --                      181
                                                                           ----------------------    ---------------------
     Balance at end of period                                                       (28,710)                 (24,381)
                                                                           ----------------------    ---------------------
     Total shareholders' equity                                                    $ 58,175                 $ 60,029
                                                                           ======================    =====================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS)                                                                 2000                  1999
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings:                                                             $3,238                $1,160
         Adjustment to reconcile net earnings to net cash
              provided by operating activities:
         Depreciation and amortization                                          2,840                 2,775
         Deferred Income Tax                                                      (89)                  (13)
     Changes in assets and liabilities:
         Accounts receivable                                                   (3,529)                  222
         Inventories                                                              292                 1,761
         Prepaid expenses                                                        (526)                 (883)
         Accounts payable                                                      (1,461)               (3,098)
         Accrued expenses and other liabilities                                   248                  (732)
         Income taxes payable                                                     925                (1,207)
                                                                         -----------------     -----------------
              Net cash provided by operating activities                         1,938                   (15)
                                                                         -----------------     -----------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (2,469)               (2,922)
     Change in other assets and liabilities                                        53                (2,612)
                                                                         -----------------     -----------------
         Net cash used in investing activities                                 (2,416)               (5,534)
                                                                         -----------------     -----------------
Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (404)                 (428)
     Purchase of treasury stock                                                (3,407)               (2,536)
     Proceeds from issuance of common stock                                         7                   579
     Net stock options exercised                                                   --                 (100)
     Proceeds from borrowings under bank term notes                                --                 2,997
     Proceeds from lease obligations                                               --                 8,000
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                                         5,265                (1,281)
     Repayments of long-term debt and other long-term liabilities                (400)                 (794)
                                                                         -----------------     -----------------
         Net cash provided by financing activities                              1,061                 6,437
                                                                         -----------------     -----------------
         Effect of exchange rate changes                                         (155)                 (651)
                                                                         -----------------     -----------------
     Net increase in cash and cash equivalents                                    428                   237
Cash and cash equivalents at beginning of period                                  877                   193
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                                     $1,305                $  430
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

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            FOR THE THREE MONTHS ENDED
                                            March 31, 2000                              March 31, 1999
                               ------------------------------------------ -------------------------------------------
                               Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                (Numerator)    (Denom.)         Amt.       (Numerator)     (Denom.)         Amt.
                              -------------    --------      ---------    ------------     --------      --------
 Basic earnings per share:
Earnings available to common
        shareholders               $1,983         6,537        $0.30          $(155)         7,021        $(0.02)
Effect of dilutive
 securities--stock options          --               44                        --               --
 Diluted earnings per share:
Earnings available to common
  shareholders and assumed
         conversion                $1,983         6,581        $0.30          $(155)         7,021        $(0.02)
                               ========================================== ===========================================



                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             FOR THE SIX MONTHS ENDED
                                            March 31, 2000                              March 31, 1999
                               ------------------------------------------ -------------------------------------------
                               Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                              -------------    --------      ---------    ------------     --------      --------
 Basic earnings per share:
Earnings available to common
        shareholders               $3,238         6,685        $0.48          $1,160         7,082         $0.16
Effect of dilutive
 securities--stock options          --               51                        --              167
 Diluted earnings per share:
Earnings available to common
  shareholders and assumed
         conversion                $3,238         6,736        $0.48          $1,160         7,249         $0.16
                               ========================================== ===========================================

(3)  INVENTORIES

BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 2000 and September 30, 1999 were as follows (in thousands):

                                   MARCH 31,                SEPTEMBER 30,
                                      2000                       1999
                             -----------------------    -----------------------
Raw materials                        $17,917                    $16,173
Work-in-process                        1,120                      2,150
Finished goods                         8,714                      9,720
                             -----------------------    -----------------------
Total                                $27,751                    $28,043
                             =======================    =======================

(4)  BUSINESS SEGMENTS

BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in the Middle East and Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business, and is also developing a market for such products outside of air pollution control.

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

Reportable segment data was as follows (in thousands):

NET SALES

                                                 THREE MONTHS ENDED
                                 -----------------------------------------------
                                       MARCH 31,                   MARCH 31,
                                          2000                        1999
                                 -----------------------     -------------------
Domestic APC                               $37,918                     $34,602
Europe APC                                   5,272                       5,176
BHA Technologies                             1,011                         553
                                 -----------------------     -------------------
Total                                      $44,201                     $40,331
                                 =======================     ===================

NET SALES

                                                  SIX MONTHS ENDED
                                 -----------------------------------------------
                                       MARCH 31,                   MARCH 31,
                                          2000                        1999
                                 -----------------------     -------------------
Domestic APC                            $70,558                      $64,170
Europe APC                               10,947                       10,482
BHA Technologies                          1,732                          907
                                 -----------------------     -------------------
Total                                   $83,237                      $75,559
                                 =======================     ===================

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                                 THREE MONTHS ENDED
                                 -----------------------------------------------
                                       MARCH 31,                   MARCH 31,
                                          2000                        1999
                                 -----------------------     -------------------
Domestic APC                             $3,247                      $ 1,202
Europe APC                                  (83)                        (289)
BHA Technologies                            (51)                      (1,128)
                                 -----------------------     -------------------
Total                                    $3,113                      $  (215)
                                 =======================     ===================

EARNINGS (LOSS) BEFORE INCOME TAXES

                                                  SIX MONTHS ENDED
                                 -----------------------------------------------
                                       MARCH 31,                   MARCH 31,
                                          2000                        1999
                                 -----------------------     -------------------
Domestic APC                             $5,946                      $ 4,190
Europe APC                                 (393)                        (278)
BHA Technologies                           (565)                      (2,162)
                                 -----------------------     -------------------
Total                                    $4,988                      $ 1,750
                                 =======================     ===================

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 4 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all air pollution control business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

NET SALES

Consolidated net sales for the six months ended March 31, 2000 increased 10% to $83.2 million from $75.6 million for the same period in fiscal 1999. Consolidated sales for the quarter ended March 31, 2000 ("second quarter") also increased 10% to $44.2 million from $40.3 million for the same period in fiscal 1999. Sales in Domestic APC increased 10% for both the quarter and for the first half of fiscal 2000. Sales in this business segment increased $6.4 million year over year for the six month period in fiscal 2000 primarily on the strength of fine filtration products in the U.S. and Canada. Europe APC sales increased 4% to $10.9 million for the six month period and were essentially unchanged in the second quarter as compared to the same period in the prior year. From fiscal 1999 to fiscal 2000, shipments of ePTFE membrane from BHA Technologies to third party customers, increased from $0.9 million to $1.7 million and from $0.6 million to $1.0 million for the six month and three month periods, respectively.

GROSS MARGIN

Consolidated gross margin was 30.2% for the first six months of fiscal 2000 compared to 26.6% for the same period in the prior year. The improvement was the result of an unusual charge recorded by the Domestic APC segment in the second quarter of the prior year to recognize a $2.4 million cost overrun on a large fixed-price electrostatic precipitator ("ESP") rebuild project. Consolidated gross margins for the second quarter of fiscal 2000 were 30.6%, reflecting an improvement as compared to the 29.8% gross margin generated in the first quarter of fiscal 2000. Gross margins for the quarter ended March 31, 2000 benefited from good utilization in each of its U.S. manufacturing facilities. A historically low backlog in the ESP business as of March 31, 2000 could cause a slight decline in gross margins for the third quarter of the fiscal year.

OPERATING EXPENSE

Operating expense was $19.2 million (23.0% of sales) for the six months ended March 31, 2000 compared to $17.4 million (23.0% of sales) for the first six months of fiscal 1999. For the second quarter of fiscal 2000, operating expenses were $9.9 million (22.3% of sales) compared to $9.1 million (22.6% of sales) for the same period in fiscal 1999. Operating expenses as a percentage of sales are substantially unchanged. The increase in dollar spending reflects selling expenses incurred to market the non-APC products of BHA Technologies and to hire additional sales personnel in order to expand the Company's sales of APC products. Additionally, general and administrative expenses as reported reflect a foreign exchange loss of approximately $0.2 million for the first six months in fiscal 2000 compared to a foreign exchange gain of approximately $0.1 million in the same period of the prior year. The foreign exchange loss resulted from the weakening of the European currencies as compared to the U.S. dollar. Other increases in operating expenses were consistent with the growth in sales volume.

INTEREST EXPENSE

Interest expense increased by $76,000 to $1.0 million for the first six months of fiscal 2000 as compared to the same period in the prior year. Average borrowings increased by approximately $2.0 million for the first six months of fiscal 2000 as compared to the same period in the prior year due to treasury stock purchases during the first quarter of fiscal 2000. Average interest rates were substantially unchanged in fiscal 2000 as compared to the prior year as the lower interest rates from an $8.0 million tax exempt industrial development revenue bond issue that was completed in December 1998 largely offset the increased interest rates on bank borrowings.

INCOME TAXES

The effective income tax rate was 35.1% for the first six months of fiscal 2000 compared to 33.7% for the same period in fiscal 1999. The higher effective tax rate is the result of losses in foreign operations that might not generate income tax benefits during the current year.

NET EARNINGS

Net earnings for the second quarter of fiscal 2000 were $2.0 million ($0.30 per diluted share) compared to a net loss of $0.2 million ($0.02 per diluted share) in the second quarter of fiscal 1999. For the first six months of fiscal 2000, the Company had net earnings of $3.2 million ($0.48 per diluted share) compared to earnings of $1.2 million ($0.16 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares declined from 7.2 million shares to 6.7 million shares due to treasury stock purchases made in each year.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $43.3 million at September 30, 1999 to $47.5 million at March 31, 2000. The current ratio at March 31, 2000 and September 30, 1999 was 3.6 and 3.3, respectively. The Company's cash increased from $0.9 million to $1.3 million. Cash provided by operating activities for the six months ended March 31, 2000 was $1.9 million compared to no cash being provided by operating activities for the six months ended March 31, 1999.

Investing activities resulted in a net use of cash of $2.4 million and $5.5 million for the six months ended March 31, 2000 and 1999, respectively. The investment in capital expenditures was $2.5 million in the first half of the fiscal 2000 period and $2.9 million for the first six months of fiscal 1999. The fiscal 1999 activity also included the investment of proceeds from a sales-leaseback transaction related to the issuance of industrial development revenue bonds of $1.9 million and the purchase of product rights in Drayton Acoustics of $0.7 million.

During the six month periods ended March 31, 2000 and 1999, net cash provided by financing activities was $1.1 million and $6.4 million, respectively. The Company's financing activities during fiscal 2000 consisted of borrowings on its revolving credit facility to support its investment in capital expenditures and the repurchase of $3.4 million in BHA common stock (or approximately 375,434 shares of BHA Common Stock purchased in the first half of fiscal 2000 at an average price of $9.06 per share).

The Company has financing commitments that include a $15.0 million U.S. term note with a final maturity in 2005, an $18.0 million U.S. revolving credit facility maturing in 2002, and credit facilities in Germany for a U.S. equivalent of approximately $5.0 million maturing in 2003. The Company's unused commitments as of March 31, 2000 were approximately $7.8 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 2000, the aggregate amount of such forward exchange contracts was approximately $1,700,000. The fair value of the outstanding forward exchange contracts approximates the aggregate amount outstanding at March 31, 2000.

PART II.  OTHER INFORMATION

Item 4--Submission of Matters to a Vote of Security Holders

        On February 22, 2000, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

(a)     The following persons were elected as Directors by the following vote:

                                                                      FOR                    AUTHORITY WITHHELD
        Don H. Alexander                                           6,102,637                       21,691
        Robert D. Freeland                                         6,102,637                       21,691
        Richard C. Green                                           6,102,637                       21,691
        James E. Lund                                              6,101,950                       22,378
        Thomas A. McDonnell                                        6,102,637                       21,691
        Lamson Rheinfrank, Jr.                                     6,102,637                       21,691
        James J. Thome                                             6,102,637                       21,691

(b) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2000 was as follows:

                    FOR                       AGAINST                   WITHHELD                   NON-VOTE
                 6,124,327                       1                          0                          0

Item 6--Exhibits and Reports on Form 8-K:

(a) Exhibit 10a: Employment Agreement dated February 1, 2000 between BHA Group Holdings, Inc. and Lamson Rheinfrank, Jr.

(b) Exhibit 10b: Employment Agreement dated February 1, 2000 between BHA Group Holdings, Inc. and James E. Lund.

(c) Exhibit 10c: Employment Agreement dated February 1, 2000 between BHA Group Holdings, Inc. and James J. Thome.

(d) Exhibit 10d: Employment Agreement dated February 1, 2000 between BHA Group Holdings, Inc. and James C. Shay.

(e)    Exhibit 11: Computation of earnings per common share.

(f)    Exhibit 27: Financial Data Schedule

       Reports on Form 8-K:

(g) During the quarter ended March 31, 2000, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BHA GROUP HOLDINGS, INC.
                                       (Registrant)

         April 25, 2000                By:  /s/ James C. Shay
----------------------------------          -----------------------------------
              Date                                     (Signature)
                                            James C. Shay
                                            Senior Vice President, Finance and
                                            Administration, Principal Financial
                                            and Accounting Officer

                                       By: /s/ James E. Lund
                                           ------------------------------------
                                                       (Signature)
                                           James E. Lund
                                           President and
                                           Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                         DESCRIPTION
  10a                             Employment Agreement -- Lamson Rheinfrank, Jr.
  10b                                 Employment Agreement -- James E. Lund
  10c                                 Employment Agreement -- James J. Thome
  10d                                 Employment Agreement -- James C. Shay
  11                                Computation of Earnings Per Common Share
  27                                         Financial Data Schedule