Form 10-Q
period 2000-06-30
BHA GROUP INC
filed 2000-07-25
CIK 801128

                       Securities and Exchange Commission

                             Washington, D.C. 20549

        -----------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934

       For the Quarter Ended                       Commission File Number
           June 30, 2000                                  0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        43-1416730
 -------------------------------                -------------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer Identification
  Incorporation or Organization)                 Number)

       8800 East 63rd Street, Kansas City, Missouri             64133
------------------------------------------------------ -------------------------
         (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code           (816) 356-8400
                                                         ---------------------

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

As of July 19, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,512,549.

                          Part I. Financial Information

                    BHA Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                  (In Thousands, Except Share Data)                          June 30,           September 30,
                               Assets                                          2000                  1999
                               ------                                    ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                 $ 2,924              $  877
     Accounts receivable, less allowance for doubtful receivables
         of $1,424 and $1,286, respectively                                     29,430              28,356
     Inventories (note 3)                                                       26,088              28,043
     Income taxes receivable                                                        --                 319
     Prepaid expenses                                                            2,214               1,989
     Deferred income taxes                                                       2,360               2,360
                                                                          ----------------    -------------------
              Total current assets                                              63,016              61,944
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          71,625              67,674

     Less accumulated depreciation and amortization                             36,334              32,770
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 35,291              34,904
                                                                          ----------------    -------------------
Other assets                                                                    10,694              11,300
                                                                          ----------------    -------------------
                                                                              $109,001            $108,148
                                                                          ================    ===================
                Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt and lease obligations               $  757             $ 2,922
     Accounts payable                                                            9,069               8,881
     Accrued expenses and other current liabilities                              8,581               6,856
     Income tax payable                                                            194                  --
                                                                          ----------------    -------------------
         Total current liabilities                                              18,601              18,659
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,626               1,715
Long-term debt, excluding current installments                                  22,802              20,345
Long-term lease obligations, excluding current installments                      7,200               7,600
Other liabilities                                                                  260                 937
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares.                   87                  87
         Issued 8,746,701 in 2000 and 8,739,310 in 1999.
     Additional paid-in capital                                                 61,799              61,792
     Retained earnings                                                          27,182              23,219
     Accumulated - other comprehensive income                                   (1,640)               (899)
     Unearned compensation                                                          --                  (4)
     Less cost of 2,234,152 and 1,752,168 shares, respectively, of             (28,916)            (25,303)
         common stock in treasury
                                                                          ----------------    -------------------
              Total shareholders' equity                                        58,512              58,892
                                                                          ----------------    -------------------
                                                                              $109,001            $108,148
                                                                          ================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Three Months Ended June 30, 2000 and 1999

                                   (Unaudited)

(In thousands, except per share data)                                      2000                   1999
                                                                           ----                   ----
Net sales                                                                  $39,828                 $38,943
Cost of sales                                                               28,096                  28,355
                                                                    -------------------    --------------------
         Gross margin                                                       11,732                  10,588
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         4,657                   5,149
     General and administrative expense                                      4,512                   4,023
                                                                    -------------------    --------------------
         Total operating expenses                                            9,169                   9,172
                                                                    -------------------    --------------------
         Operating income                                                    2,563                   1,416
                                                                    -------------------    --------------------

Interest expense, net                                                          502                     524
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,061                     892
                                                                    -------------------    --------------------

Income taxes                                                                   737                     295
                                                                    -------------------    --------------------
         Net earnings                                                       $1,324                   $ 597
                                                                    ===================    ====================

Basic earnings per common share                                             $  .20                   $ .09
Diluted earnings per common share                                              .20                     .08

Basic weighted average number of common shares outstanding                   6,520                   6,993
Diluted weighted average number of common shares outstanding                 6,592                   7,039


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Nine Months Ended June 30, 2000 and 1999

                                   (Unaudited)

(In thousands, except per share data)                                      2000                   1999
                                                                           ----                   ----

Net sales                                                                 $123,065                $114,502
Cost of sales                                                               86,197                  83,846
                                                                    -------------------    --------------------
         Gross margin                                                       36,868                  30,656
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                        14,889                  15,025
     General and administrative expense                                     13,438                  11,551
                                                                    -------------------    --------------------
         Total operating expenses                                           28,327                  26,576
                                                                    -------------------    --------------------
         Operating income                                                    8,541                   4,080
                                                                    -------------------    --------------------

Interest expense, net                                                        1,492                   1,438
                                                                    -------------------    --------------------
         Earnings before income taxes                                        7,049                   2,642
                                                                    -------------------    --------------------

Income taxes                                                                 2,487                     885
                                                                    -------------------    --------------------
         Net earnings                                                     $  4,562                $  1,757
                                                                    ===================    ====================

Basic earnings per common share                                           $    .69                $    .25
Diluted earnings per common share                                              .68                     .25

Basic weighted average number of common shares outstanding                   6,630                   7,052
Diluted weighted average number of common shares outstanding                 6,687                   7,169


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
           for the Three and Nine Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                   Three Months Ended
(In thousands)                                                                 2000                  1999
                                                                               ----                  ----

Net earnings                                                                   $1,324                $  597

Other comprehensive income - foreign currency
     translation adjustments                                                     (586)                 (165)

                                                                         -----------------     -----------------
Comprehensive income                                                           $  738                $  432
                                                                         =================     =================


                                                                                   Nine Months Ended
(In thousands)                                                                 2000                  1999
                                                                               ----                  ----

Net earnings                                                                   $4,562                $1,757

Other comprehensive income - foreign currency
     translation adjustments                                                     (741)                 (816)

                                                                         -----------------     -----------------
Comprehensive income                                                           $3,821                $  941
                                                                         =================     =================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                for the Nine Months Ended June 30, 2000 and 1999

                                   (Unaudited)

(In thousands, except share and per share data)                                    2000                      1999
                                                                                   ----                      ----

Common stock:
     Balance at beginning period                                                    $    87                   $   87
     Issuance of 721 and 72,957 shares of common
         stock in 2000 and 1999, respectively                                            --                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            87                       87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  61,792                   61,310
     Excess over par value of common stock issued                                         7                      287
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        61,799                   61,597
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  23,219                   22,983
     Net earnings for the period                                                      4,562                    1,757
     Cash dividends of $.09 per share paid on common stock
         during 2000 and 1999                                                          (599)                    (639)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        27,182                   24,101
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                    (899)                    (293)
     Equity adjustment from foreign currency translation                               (741)                    (816)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        (1,640)                  (1,109)
                                                                           ----------------------    ---------------------
Unearned compensation:
     Balance at beginning of period                                                      (4)                    (108)
     Compensation expense                                                                 4                       78
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            --                      (30)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                 (25,303)                 (22,026)
     Acquisition of 395,684 and 233,200 shares of common
         stock, at cost, during 2000 and 1999, respectively                          (3,613)                  (2,647)
     Issuance of 8,807 treasury shares pursuant to stock option
         exercises, net, during 1999                                                     --                      197
                                                                           ----------------------    ---------------------
     Balance at end of period                                                       (28,916)                 (24,476)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                    $ 58,512                 $ 60,170
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended June 30, 2000 and 1999

                                   (Unaudited)

(In thousands)                                                                 2000                  1999
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings:                                                             $4,562                $1,757
         Adjustment to reconcile net earnings to net cash
              provided by operating activities:
         Depreciation and amortization                                          4,237                 4,402
         Deferred Income Tax                                                     (476)                  (17)

     Changes in assets and liabilities:
         Accounts receivable                                                   (1,074)                  195
         Inventories                                                            1,955                 3,801
         Prepaid expenses                                                        (225)                 (736)
         Accounts payable                                                         188                (5,528)
         Accrued expenses and other liabilities                                 1,725                  (902)
         Income taxes payable                                                     513                (1,075)
                                                                         -----------------     -----------------
              Net cash provided by operating activities                        11,405                 1,897
                                                                         -----------------     -----------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (4,001)               (4,161)
     Acquisition of product rights                                                 --                  (700)
     Change in other assets and liabilities                                      (303)               (1,995)
                                                                         -----------------     -----------------
         Net cash used in investing activities                                 (4,304)               (6,856)
                                                                         -----------------     -----------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (599)                 (639)
     Purchase of treasury stock                                                (3,613)               (2,647)
     Proceeds from issuance of common stock                                         7                   287
     Net stock options exercised                                                   --                   197
     Net proceeds from borrowings under bank term notes                            --                 2,997
     Proceeds from lease obligations                                               --                 8,000
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                                         2,792                   154
     Repayments of long-term debt and other long-term liabilities              (2,900)                 (971)
                                                                         -----------------     -----------------
         Net cash provided (used) by financing activities                      (4,313)                7,378
                                                                         -----------------     -----------------

         Effect of exchange rate changes                                         (741)                 (816)
                                                                         -----------------     -----------------

     Net increase in cash and cash equivalents                                  2,047                 1,603
Cash and cash equivalents at beginning of period                                  877                   193
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                                    $ 2,924               $ 1,796
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

                                                         (In thousands, except per share data)
                                                              For the three months ended
                                               June 30, 2000                              June 30, 1999
                                 ------------------------------------------ -------------------------------------------
                                 Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                                  -----------    --------        ----        -----------     --------        ----
   Basic earnings per share:
  Earnings available to common
          shareholders              $ 1,324         6,520       $ 0.20          $ 597          6,993        $ 0.09

       Effect of dilutive
   securities--stock options          --               72                        --               46

  Diluted earnings per share:
  Earnings available to common
    shareholders and assumed
           conversion               $ 1,324         6,592       $ 0.20          $ 597          7,039        $ 0.08
                                 ========================================== ===========================================

                                                         (In thousands, except per share data)
                                                               For the nine months ended
                                               June 30, 2000                              June 30, 1999
                                 ------------------------------------------ -------------------------------------------
                                 Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                                  -----------    --------        ----        -----------     --------        ----
   Basic earnings per share:
  Earnings available to common
          shareholders              $ 4,562         6,630       $ 0.69         $ 1,757         7,052        $ 0.25

       Effect of dilutive
   securities--stock options          --               57                        --              117

  Diluted earnings per share:
  Earnings available to common
    shareholders and assumed
           conversion               $ 4,562         6,687       $ 0.68         $ 1,757         7,169        $ 0.25
                                 ========================================== ===========================================

(3)  Inventories
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 2000 and September 30, 1999 were as follows (in thousands):

                                    June 30,                 September 30,
                                      2000                       1999
                             -----------------------    -----------------------
Raw materials                        $17,581                    $16,173
Work-in-process                          520                      2,150
Finished goods                         7,987                      9,720
                             -----------------------    -----------------------
Total                                $26,088                    $28,043
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

Reportable segment data was as follows (in thousands):

Net Sales

                                                 Three Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                               $33,885                     $34,107
Europe APC                                   3,996                       4,652
BHA Technologies                             1,947                         184
                                 -----------------------     -----------------------
Total                                      $39,828                     $38,943
                                 =======================     =======================

Net Sales

                                                 Nine Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                           $104,443                     $ 98,277
Europe APC                               14,943                       15,134
BHA Technologies                          3,679                        1,091
                                 -----------------------     -----------------------
Total                                  $123,065                     $114,502
                                 =======================     =======================

Net sales represent revenues from sales to unaffiliated customers.

Earnings (Loss) Before Income Taxes


                                                 Three Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                             $2,448                      $ 2,836
Europe APC                                 (253)                      (1,021)
BHA Technologies                           (134)                        (923)
                                 -----------------------     -----------------------
Total                                    $2,061                       $  892
                                 =======================     =======================

Earnings (Loss) Before Income Taxes

                                                 Nine Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                            $8,394                      $ 7,026
Europe APC                                (646)                      (1,299)
BHA Technologies                          (699)                      (3,085)
                                 -----------------------     -----------------------
Total                                   $7,049                      $ 2,642
                                 =======================     =======================

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

Net Sales
Consolidated net sales for the nine months ended June 30, 2000 ("fiscal 2000") increased 8% to $123.1 million from $114.5 million for the same period in fiscal 1999. Consolidated sales for the quarter ended June 30, 2000 ("third quarter") increased 2% to $39.8 million from $38.9 million for the same period in fiscal 1999. Sales in Domestic APC increased 6% for the nine month period but declined by 1% for the third quarter as compared to the same periods in fiscal 1999. Sales in this business segment increased $6.2 million year over year for the nine month period in fiscal 2000 as growth in fabric filter sales more than offset a $3.6 million decrease in the electrostatic precipitator ("ESP") products and services. The third quarter sales decline was the result of lower ESP revenues. The ESP business is impacted by large projects and revenues will fluctuate between quarters. Order and quote activity during the most recent quarter indicates that the revenue shortfall is consistent with this historical volatility and is not necessarily an indication of a general decline in the Company's ESP business.

Europe APC sales decreased 1% to $14.9 million for the nine month period and were 14% lower in the most recent quarter compared to the same periods in fiscal 1999. The reported weakness in the European segment year-to-date sales, as reported in U.S. dollars, is the result of the weakness of the Euro. Sales, denominated in local currencies, have actually increased modestly for the nine month period and declined by less than 3% for the quarter compared to the same periods in fiscal 1999.

From fiscal 1999 to fiscal 2000, shipments of ePTFE membrane from BHA Technologies to third party customers, increased from $1.1 million to $3.7 million and from $0.2 million to $1.9 million for the nine month and three month periods, respectively. The increase is largely the result of shipments of HEPA rated filters under a previously announced multi-year supply agreement with a major consumer products manufacturer.

Gross Margin
Consolidated gross margin was 30.0% for the first nine months of fiscal 2000 compared to 26.8% for the same period in the prior year. The improvement was the result of unusual charges recorded in the prior year. Excluding the prior year charge, gross margin as a percentage of sales was essentially unchanged. Consolidated gross margins for the third quarter of fiscal 2000 were 29.5%, reflecting a slight improvement as compared to the 29.1% gross margin generated during the same quarter in the prior year, exclusive of unusual charges.

The gross margins for the nine months ended June 30, 1999, were adversely impacted by several factors (the "unusual charges") including: (1) a cost overrun on a large fixed-price ESP rebuild project on which a loss of $2.4 million was recognized, (2) substantial experimentation and testing performed by BHA Technologies totaling $0.9 million related to adhesive lamination to develop non-APC products, and (3) inventory write-downs of $0.4 million attributable to the Company's consolidation of manufacturing operations in Europe.

Operating Expense
Operating expense was $28.3 million (23.0% of sales) for the nine months ended June 30, 2000 compared to $26.6 million (23.2% of sales) for the first nine months of fiscal 1999. For the third quarter of fiscal 2000, operating expenses were $9.2 million (23.0% of sales) compared to $9.2 million (23.6% of sales) for the same period in fiscal 1999.

Interest Expense
Interest expense increased by $54,000 to $1.5 million for the first nine months of fiscal 2000 as compared to the same period in the prior year. Average borrowings decreased slightly, however, average interest rates increased by approximately 0.25% for the nine month period as compared to the prior year. The Company's increase in average interest rates was relatively modest due to an $8.0 million tax exempt industrial development revenue bond issue that was completed during fiscal 1999.

Income Taxes
The effective income tax rate was 35.3% for the first nine months of fiscal 2000 compared to 33.5% for the same period in fiscal 1999. The higher effective tax rate is the result of losses in foreign operations for which current income tax benefits are not available.

Net Earnings
Net earnings for the third quarter of fiscal 2000 were $1.3 million ($0.20 per diluted share) compared to net earnings of $0.6 million ($0.08 per diluted share) in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, the Company had net earnings of $4.6 million ($0.68 per diluted share) compared to earnings of $1.8 million ($0.25 per diluted share) for the same period in the prior year. Much of the improvements in net earnings was the result of unusual changes recorded in the prior year as discussed above. The average number of common and common equivalent shares declined from 7.2 million shares to 6.7 million shares due to stock repurchased by the Company on the open market in each year.

Liquidity and Capital Resources
Net working capital increased from $43.3 million at September 30, 1999 to $44.4 million at June 30, 2000. The current ratio at June 30, 2000 and September 30, 1999 was 3.4 and 3.3, respectively. The Company's cash increased from $0.9 million at September 30, 1999 to $2.9 million at June 30, 2000. Cash provided by operating activities for the nine months ended June 30, 2000 was $11.4 million compared to $1.9 million of cash being provided by operating activities for the nine months ended June 30, 1999.

Investing activities resulted in a net use of cash of $4.3 million and $6.9 million for the nine months ended June 30, 2000 and 1999, respectively. The investment in capital expenditures was $4.0 million for the first nine months of fiscal 2000 and $4.2 million for the first nine months of fiscal 1999. The fiscal 1999 activity also included the investment of proceeds from a sales-leaseback transaction related to the issuance of industrial development revenue bonds of $2.0 million and the purchase of product rights in Drayton Acoustics of $0.7 million.

During the nine month period ended June 30, 2000 the Company used $4.3 million in financing activities, primarily to pay cash dividends and to repurchase $3.6 million of its common stock on the open market. During the same period in fiscal 1999, net cash provided by financing activities was $7.4 million.

The Company has financing commitments that include a $15.0 million U.S. term note with a final maturity in 2005, an $18.0 million U.S. revolving credit facility maturing in 2002, and credit facilities in Germany for a U.S. equivalent of approximately $5.5 million maturing in 2003. The Company's unused commitments as of June 30, 2000 were approximately $10.0 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

Forward Looking Information
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated words. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report on Form 10-K.

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

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K:

(a)      Exhibit 11:  Computation of earnings per common share.

(b)      Exhibit 27:  Financial Data Schedule



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BHA GROUP HOLDINGS, INC.
                                   (Registrant)





       July 24, 2000          By:  /s/ James C. Shay
-------------------------          -------------------------------------
           Date                                         (Signature)
                                   James C. Shay
                                   Senior Vice President, Finance
                                   and Administration,
                                   Principal Financial and
                                   Accounting Officer


                              By:  /s/ James E. Lund
                                   -------------------------------------
                                                        (Signature)
                                   James E. Lund
                                   President and
                                   Chief Executive Officer

                                  Exhibit Index

           Exhibit No.                          Description
              11                 Computation of Earnings Per Common Share
              27                          Financial Data Schedule