Form 10-K405
period 2000-09-30
BHA GROUP INC
filed 2000-11-08
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                               Commission File Number
   September 30, 2000                                          0-15045


                            BHA Group Holdings, Inc.
             (Exact name of Registrant as specified in its charter)


               Delaware                                      43-1416730
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

8800 East 63rd Street, Kansas City, Missouri                   64133
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (816) 356-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of each class                           on Which Registered
                 None                                       - - - - -


Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: 2

            Yes [X]                          No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 6,485,943 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $44,926,168, computed by reference to the closing price of $14.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on October 31, 2000.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 20, 2001 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are included in the "Factors Affecting Earnings and Stock Price" section, "Management's Discussion and Analysis," and may be included in other sections throughout the report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," "see," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Certain of these factors are discussed throughout this report on Form 10-K.

PART I

ITEM 1 - BUSINESS

BHA Group Holdings, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is a global filtration company. Its principal business is the design, manufacture and sale of replacement parts and the performance of rehabilitation conversion services for the types of industrial air pollution control ("APC") equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators". This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters or filter bags, in the case of baghouses, pleated media filter elements, in the case of cartridge collectors, and between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East, the Pacific Rim and China. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

The Company has also established BHA Technologies, Inc. ("BHA Technologies") as a wholly-owned subsidiary that supplies expanded polytetrafluoroethylene ("ePTFE") membrane products for use in its APC product lines. Through BHA Technologies, the Company is also supplying ePTFE membrane products to a new base of customers for use outside of air pollution control.

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

During 1994, the Company established BHA Technologies as a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, ePTFE membrane is laminated using a thermal process to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX'r'. The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control business with ePTFE membranes for use on filter elements, BHA Technologies has also identified other market niches and product opportunities. Products currently being sold include membrane fabrics for use in high performance outerwear marketed under the eVENT 'TM' trade name, high efficiency (HEPA) filter media used in household appliances and industrial applications, cleanroom garments and allergy relief products.

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

The company has been doing business internationally since 1982 and has expanded its presence throughout the world as seen in the chart below:


Date                                   Company Name (1)                                        Location
----                                   ----------------                                        --------
September 1982                          BHA Group GmbH                                   Ahlen, Germany
August 1994                              BHA Group AG                        Klus/Balsthal, Switzerland
March 1997                   BHA Environmental Technology Co. Ltd.                      Shanghai, China
April 1997                   BHA Group International Pvt. Ltd. (2)                          Pune, India
August 1997                            BHA U.K. Limited                      Birmingham, United Kingdom
November 1997                         BHA Purfilter S.L.                               Barcelona, Spain
March 1998                            BHA Technologies AG                    Klus/Balsthal, Switzerland
August 1998                  BHA Group International Holdings B.V.               Amsterdam, Netherlands
November 1998                         BHA do Brazil Ltda.                             Sao Paulo, Brazil
December 1998                   BHA Group Philippines, Inc. (2)                     Manila, Philippines
June 1999                            BHA Technologies K.K.                                 Tokyo, Japan


1) Each company is a wholly-owned subsidiary of BHA Group Holdings, Inc. or one of its subsidiaries.

2) The Company's presence in the Philippines originated in 1997 and in India in 1994 as Representative and Liaison offices, respectively.

INTERNATIONAL BUSINESSES

The Company sells products and services in several geographical areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and People's Republic of China ("China"). The European business operations manufacture and sell products and services in Europe, the Middle East, and North Africa. The financial data for the Company's domestic and foreign businesses is disclosed in note 8 to the consolidated financial statements.

EUROPE

BHA GROUP GMBH

BHA Group GmbH ("GmbH"), formerly Filtra GmbH, is a German corporation that operates from Ahlen, Germany as an air pollution control replacement parts marketer, selling products throughout Europe, the Middle East, and Northern Africa. Until September 1999, GmbH manufactured APC parts, however, such operations are now consolidated into the BHA Purfilter S.L. facility in Barcelona, Spain.

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

In addition to the office in Brazil, the Company supports the Latin American operations through telemarketing and support services managed from its Kansas City, Missouri headquarters.

ASIA

BHA GROUP PHILIPPINES, INC.

BHA Group Philippines, Inc. ("BHA Philippines") is located in Manila, Philippines and operates as BHA's Asia-Pacific regional sales office to support the export sales from the United States to customers in the Pacific Rim.

BHA ENVIRONMENTAL TECHNOLOGY COMPANY, LTD.

BHA Environmental Technology Company, Ltd. ("BHA China") is a corporation established in China. BHA China assembles and sells APC products and provides after-sale services and relevant technical support to customers throughout China and surrounding regions.

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

COMPETITION

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. A number of regional offices have been established in Asia and Latin America. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have much greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Potential competitors are also planning e-business strategies for delivering filter products. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators.

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

FACTORS AFFECTING EARNINGS AND STOCK PRICE

APC Business

The U.S. economy has had a number of years of sustained expansion and growth. Although, the Company does not believe it is cyclical, its business has benefitted as filtration and production related APC equipment spending tends to be stronger when the economy is expanding. The Company believes that a dramatic downturn in the U.S. economy would have a material adverse impact on its operating results.

As previously noted, the domestic utility market for electrostatic precipitators has been extremely competitive, as this industry has been restructuring in response to deregulation. Over the last several years, competition has had a negative impact on the profitability of orders executed within this industry group. This overall slowdown has increased competition for industrial replacement parts and services. The Company's domestic electrostatic precipitator replacement parts and services ("ESP") business has become increasingly volatile in terms of volume and profitability. Revenues of the ESP business declined from $35 million in fiscal 1994 to $21 million in fiscal 1997 before rebounding to $26 million in fiscal 1998 and $37 million in fiscal 1999. The fiscal 1999 business was bolstered by several large rebuilds. During the first half of fiscal 1999, the risks of the ESP business were highlighted when BHA incurred a $2.4 million charge for cost overruns on a large fixed-price rebuild project for a domestic electric utility. In fiscal 2000, the domestic ESP business contributed $27 million in revenues. The Company expects the ESP business to continue to be volatile, however, it believes fiscal 2000 volume represents a reasonable expectation for the Company's revenue stream from this business. The Company further believes that a downturn in its ESP business could have a material adverse effect on the Company's profitability.

The Company's APC business generates approximately $20 million in revenues through U.S. exports of products and services to Asia, the Pacific Rim and Latin America. During 1997, shortly after BHA established a sales and technical support infrastructure in Asia, the region was hit with an economic crisis. Although this market has been slow to recover, the Company has lowered its cost structure such that management believes current sales volume of $5 million to $6 million represents a break-even point for the Asia region. The markets of Latin America provided the Company with solid growth through most of the 1990's, however, in fiscal 1999, the Asian economic crisis spread to Latin America, resulting in a sales decline of approximately $3 million, primarily in the ESP business. In fiscal 2000, shipments into Latin America increased by 8%, but remain well below prior levels. Latin America and Asia are growth markets for the Company and the ability of BHA to meet its ongoing financial targets will depend, in part, on the economic recovery in these regions. Any prolonged delay in the recovery in the demand of these markets for APC products and services could result in a change in the Company's strategy and its long-term growth targets.

The Company's APC operations in Europe have incurred substantial operating losses in each of the past two years. During fiscal 1999 and 2000, the Company incurred expense relating to its efforts to improve its European operations. These efforts included a reduction in manufacturing overhead from the consolidation of its fabric filter manufacturing into its Barcelona, Spain facility and enhancements in sales management and training. During these periods, the Company also incurred foreign exchange losses related to the decline in the value of the Euro relative to the U.S. dollar. For fiscal 2001, the Company is targeting breakeven results in Europe. In order to achieve the fiscal 2001 target and return these operations to a sustained level of repeatable and predictable profits, the Company needs to increase baseline revenues by $3 million to $5 million over its Fiscal 2000 sales of $20 million on its existing cost structure. Stabilization of the Euro relative to the U.S. dollar is also necessary for the APC business in Europe to achieve its targets. Failure to achieve these results could have a material adverse impact on the Company's operating results.

BHA Technologies

Through BHA Technologies, the Company has established a business to supply PTFE membrane products for use in applications outside of air pollution control. BHA Technologies dramatically reduced its pretax losses from $6.5 million in fiscal 1999 (including $3.1 million in restructuring and other unusual charges) to $0.6 million in fiscal 2000. In fiscal 2000, sales by BHA Technologies to non-affiliates were $6.6 million. The Company believes that, with anticipated sales mix and pricing, fiscal 2001 sales to non-affiliates will need to be approximately $15.0 million in order to achieve its target of break-even operating results.

The Company believes that its core competency with respect to third party sales for ePTFE membrane products outside of air pollution control will be in the areas of new product development and manufacturing. The Company believes that a substantial portion of its future business will be transacted through supply agreements with third parties. The Company will be responsible for the product and manufacturing issues. Its customers will incorporate the Company's products into other product offerings that will then be sold to third parties. An example of this business model relates to a multi-year contract the Company and a major U.S. appliance company entered into during fiscal 2000. Under this agreement, the Company will supply high efficiency (HEPA) filters for use in its customers vacuum cleaner product line. Other examples of the Company's strategy include the relationships it has established with (i) a large multi-national trading company for the supply of ePTFE membranes to be used in apparel applications and (ii) a Portland, Oregon based physician hub for the supply of allergy avoidance bedding encasements through its distribution channels. The
Company's future success is dependant upon its ability to continue to develop, establish and maintain its existing and targeted new supply arrangements. Failure to execute this strategy could have a material adverse impact on the Company's operating results.

For fiscal 2001, the Company is targeting break-even results for BHA Technologies on $15 million in sales to non-affiliates. In order to establish a business capable of meeting its longer-term targets, BHA Technologies will continue its research and development efforts in fiscal 2001 and beyond. During fiscal 2001, the Company will also increase its marketing and advertising commitments to establish a brand name for its apparel products and will increase its manufacturing capacity and overheads. Factors affecting BHA Technologies' ability to achieve its fiscal 2001 sales and earnings targets include: (i) successful commercialization of new PTFE stretching and thermal laminating equipment, (ii) shipments of membrane sufficient to offset the higher manufacturing overheads, (iii) the timing of customer orders and the ability to manage product development and marketing commitments consistent with the increasing revenue stream and (iv) continued strong demand for ePTFE membrane products in the Company's core air pollution control business. Increased competition could also impact the fiscal 2001 plan. Although the Company believes that it has the resources and programs in place to meet its fiscal 2001 targets, failure to do so could have a material adverse impact on the operating results of the Company, as well as on the carrying value of the Company's investment in the property, plant and equipment of BHA Technologies.

Impact of Risk Factors on the Company's Outlook

The Company believes that its expectations for fiscal 2001 included in the "Outlook" section of "Management's Discussion and Analysis" of this Annual Report on Form 10-K are reasonable. Achievement of those targets is subject to the above noted risk factors included in this "Factors Affecting Earnings and Stock Price." Any of the above noted risk factors could cause the Company to fall short of its financial targets.

Such conditions may cause the Company to re-evaluate its longer term strategies with respect to certain product and market opportunities. In these instances, it may be necessary to reduce expenses and take other steps to rationalize the costs of these areas to make them profitable. These actions would likely result in restructuring expenses that would impact future results.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. A market shift towards higher efficiency filtration has led to increased usage of filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the expanded PTFE membrane (BHA-TEX'r') used on its filter bags and elements. The Company is one of the few filter bag suppliers that manufactures its own PTFE membrane (see "Business"), which the Company believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to aggressively introduce new products and accessories that enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the introduction of pleated media filter elements and evaporative gas cooling product lines. The Company is also uniquely positioned for potentially significant revenues from conversions of precipitators to baghouses or cartridge collectors. With expertise in each type of air pollution control equipment, BHA can work with its customers to maximize the efficiency of their air pollution control to meet regulatory standards or to increase plant operating efficiencies. Internal product development continues to be supplemented with strategic acquisitions such as the Drayton Corporation's sound-off acoustic cleaner product line acquired in January 1999. By combining the Drayton horn line with the Company's other acoustic products, BHA now has the most comprehensive line of acoustic horns in the industry.

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

SALES AND MARKETING

One of the Company's principal competitive APC advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 130,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 60,000 accounts. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); date of installation; fabric type, size and design of filter bags used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

The ongoing population of the customer database is an important part of the Company's sales strategy. In recent years, a substantial portion of the growth in the customer database relates to the international marketplace and segments of the U.S. market where the Company's newer fine filtration products have application.

The Company keeps information in a central computer database that is accessed on-line by its telesales representatives. The computer tracks customer calls and pending orders, which helps make efficient use of the representative's time. Each day, a list of the most important customer calls is provided to the representative. This list includes contracts and orders in negotiation, as well as reminders for calls to customers that have not been serviced for some time. Once an order is taken, the information is routed electronically to the operations department where invoices and contracts are generated. Invoice and technical data about the filter bags, cages, precipitator replacement parts and accessories is sent via computer connection to the Company's manufacturing facilities. There the bags are sewn, the support cages and precipitator replacement parts are manufactured, and the accessories are consolidated for shipment. The order is packaged and sent to the customer according to a priority schedule.

Each telesales representative is furnished with data to evaluate their performance and enable them to focus on high opportunity sales calls. Historical sales data is made available to each telesales representative showing (i) performance by the month and year toward targeted goals (broken down by product category) sales volume and profit margin, (ii) the sales history for each customer, as well as the sales potential for such customer, and (iii) a summary of each contact with each customer and its results, including notes of any useful information for further follow-up opportunities. The Company believes that the system provides effective feedback to telesales personnel to meet their sales goals.

In addition to its use on a customer-by-customer basis, the Company's telesales system and database is used to develop industry statistics and analyze market trends. Information is also extracted for marketing and advertising campaigns and new product evaluations.

GOVERNMENT REGULATION AND INITIATIVES

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, establishes a national operating permit program. Title V requires appropriate and sufficient record keeping, monitoring and reporting requirements to assure compliance with the standards established by the permitting authorities. Also included in the Act is the Maximum Achievable Control Technology ("MACT") program. Under MACT, the EPA develops hazardous air pollutant emissions limitations for various categories of pollutants that sharply reduce allowable emissions. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the Environmental Protection Agency ("EPA") under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the regulatory agencies more authority to enforce permits and issue fines. These regulations will impact producers of cement, aluminum, chemicals, steel and other industries. It is anticipated that efforts by industry to comply with MACT standards will increase demand for the Company's fine filtration products.

In November 1996, the EPA announced its intentions to promulgate new National Ambient Air Quality Standards (NAAQS) for the control of particulate matter ("PM"), which includes lead, ground-level ozone, sulfur dioxide, nitrogen dioxide, carbon monoxide and other fine particulate matter. Currently, the States do not monitor for small particulate (less than 2.5 microns), therefore very little data has been collected to determine which areas meet or do not meet the revised PM-fine standards. On December 1, 1996, the EPA proposed new and more stringent monitoring requirements for PM-2.5 in conjunction with the proposed NAAQS for fine particles. On July 18, 1997, the EPA further revised these standards and since that time, PM-2.5 monitoring networks are being installed and each state will have to prepare a State Implementation Plan that documents its approach to meeting the new NAAQS. The network of required monitors will be phased in over a three to four year period. When considering the proposed regulations, the industries most likely to be impacted by the changing air quality standards are the utility, automotive, chemical, petroleum and manufacturing industries. The Company believes that the growing awareness of the importance for better air quality and the adoption of the proposed regulations are positive long-term indicators of the Company's growth potential. Further, the Company is not aware of any likely statutory changes that may have a negative impact on its business.

Additionally, the Company manufactures and sells its products in Europe, Latin America, Canada, the Near East, the Pacific Rim and China. The Company's domestic and international customers are required to operate in compliance with certain standards established and promulgated by their respective permitting authorities.

BACKLOG

On September 30, 2000, the backlog of orders for replacement parts and industrial services was $52.7 million compared to $47.2 million at September 30, 1999 and $51.5 million at September 30, 1998. The improved backlog at September 30, 2000 includes $3.5 million for BHA Technologies. The backlog for the domestic ESP business is $2.2 million higher than in the prior year while the international and domestic fabric filter backlogs are consistent with prior year levels.

EMPLOYEES

As of September 30, 2000, the Company employed approximately 1,100 persons, none of whom are represented by labor unions. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, and proprietary information and has pending applications for patent, trademarks, and copyrights for parts, accessories, and training materials for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, and proprietary information and applications for patents, trademarks, and copyrights to be important. The business of the Company, however, is not dependent on such patents, trademarks, and proprietary information. Patents owned by the Company expire at various dates from 2001 through 2016.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respects to the domestic and foreign properties owned and leased by the company.


Location                                         Use                Owned/Leased       Square Feet
--------                                         ---                ------------       -----------
Kansas City, Missouri                  Corporate Headquarters          Owned              66,000
Lee's Summit, Missouri (7)              Production/Warehouse           Leased             37,500
Slater, Missouri (1)                         Production                Owned             170,000
Slater, Missouri (7)                         Production                Owned              28,000
Slater, Missouri (1)                          Warehouse                Owned              10,000
Slater, Missouri (2)                     Leased to Supplier            Owned              54,000
Salisbury, Missouri (1)                      Production                Owned              20,000
Salisbury, Missouri (1)                      Production                Owned              65,000
Folkston, Georgia (3)                        Production                Owned             105,000
Newport News, Virginia (4)                   Production                Leased             21,000
Fredericksburg, Virginia (5)                  Warehouse                Leased              3,200
Covington, Kentucky (5)                       Warehouse                Leased              5,000
Germany (6)                               Office/Warehouse             Owned              30,000
Switzerland (1)                           Office/Production            Leased             20,000
Philippines (6)                             Office Space               Leased              1,000
China (6)                              Office/Product Assembly         Leased             17,000
India (6)                                   Office Space               Leased              3,000
Brazil (6)                                Office/Warehouse             Leased              5,100
Spain (1)                                 Office/Production            Leased             26,300
Japan (6)                                   Office Space               Leased              1,000

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

7) Operations include the manufacture of ePTFE membranes. The Lee's Summit facility is subject to a capital lease related to an industrial revenue bond obligation. The Slater facility is owned by the Company.

The facilities and office space owned and leased by the Company are considered adequate for its present needs and, with the possible exception of the corporate headquarters, are suitable for any foreseeable expansion.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in no legal proceedings other than ordinary litigation incidental to the Company's business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 2000 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and quoted under the symbol "BHAG" on the NASDAQ National Market ("NASDAQ").

The information set forth in response to Item 201 of Regulation S-K is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 9, Quarterly Financial Data (Unaudited) ("Note 9"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 9 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on October 31, 2000 was $14.00.

HOLDERS

As of October 31, 2000, there were 8,752,895 shares issued and 2,236,552 shares in treasury. At October 31, 2000, the Company had 6,516,343 shares outstanding that were owned by approximately 1,500 beneficial owners.

DIVIDENDS

During the years ended September 30, 1998, 1999 and 2000, the Company declared and paid quarterly dividends each year aggregating $.12 per share to shareholders. The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on November 27, 2000 to shareholders of record on November 20, 2000.

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

TREASURY STOCK

The Company has periodically repurchased shares of BHA Common Stock since an initial stock repurchase plan was authorized by the Board of Directors in 1994. In the aggregate, the Company has repurchased 1,995,044 shares out of a total of 2,500,000 shares authorized by the Board of Directors. During fiscal 2000, 398,084 shares were repurchased at an average price of $9.14.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements of the Company and related notes thereto. The selected income statement data for the years ended September 30, 1998, 1999 and 2000, and the selected balance sheet data as of September 30, 1999 and 2000, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K.


                                                                    Years Ended September 30,
                                                        1996      1997        1998       1999       2000
                                                        ----      ----        ----       ----       ----
                                                              (In Thousands, Except per Share Data)
Selected Income Statement Data
   Net Sales                                          $121,308   $130,599   $142,432   $155,725   $161,069
   Gross Margin                                         34,817     40,786     44,033     41,940     49,351
   Operating Expense*                                   24,048     28,196     31,853     38,297     37,894
   Interest Expense, Net                                   732      1,009      1,423      1,984      1,951
   Earnings Before Income Taxes*                        10,037     11,581     10,757      1,659      9,506
   Net Earnings*                                      $  6,707   $  8,101   $  7,332   $  1,084   $  6,016
   Basic Earnings per Share*                          $    .92   $   1.12   $   1.02   $    .15   $    .91
   Weighted Average Shares Outstanding--Basic            7,275      7,226      7,171      7,028      6,601
   Diluted Earnings per Share*                        $    .90   $   1.06   $    .97   $    .15   $    .90
   Weighted Average Shares Outstanding--Diluted          7,426      7,676      7,552      7,134      6,672

Selected Balance Sheet Data
   Working Capital                                    $ 28,451   $ 32,132   $ 42,223   $ 43,285   $ 43,275
   Total Assets                                         76,035     87,605    107,574   $108,148   $112,232
   Current Portion of Long-Term Debt and Capital
     Lease Obligations                                     595         62      3,988      2,922      2,669
   Long-Term Debt (Less Current Portion)                 8,244     12,415     23,029     20,345     17,638
   Capital Lease Obligations (Less Current Portion)       --         --         --        7,600      7,200
   Shareholders' Equity                                 51,696     56,918     61,953     58,892     59,807
   Cash Dividends Declared per Common Share           $    .10   $    .11   $    .12   $    .12   $    .12

* Operating expenses for the year ended September 30, 1999 include $2,167,000 of restructuring charges ($1,408,000 after taxes or $0.20 per share). Additionally, cost of goods sold for the year ended September 30, 1999 includes unusual charges of $4,200,000 ($2,730,000 after taxes or $0.38 per share).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this "Management's Discussion and Analysis" as well as the segment reporting information included in Note 8 to the Audited Financial Statements, the Domestic Air Pollution Control ("Domestic APC") segment represents all business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. The Europe APC segment represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

FISCAL 2000 COMPARED TO FISCAL 1999

Consolidated net sales during the year ended September 30, 2000 ("fiscal 2000") were $161.1 million compared to $155.7 million during the year ended September 30, 1999 ("fiscal 1999"), an increase of 3%. Sales in the Domestic APC segment increased 0.5% from $133.8 million to $134.5 million. Sales in the Europe APC segment were essentially unchanged at $20.1 million for each fiscal year. The BHA Technologies business segment generated fiscal 2000 third party sales of $6.6 million compared to prior year sales of $1.8 million

Within the Domestic APC segment, fabric filter replacement parts and service sales to customers in the U.S. grew 11% to $88.0 million, and export sales also increased 11% to $19.2 million. Export sales into Latin America increased 8% led by higher sales of fabric filter replacement parts. Shipments to the Pacific Rim and Asia also increased as the economies in those markets are showing some signs of improvement. Sales of fine filtration products were especially strong across both the Company's domestic and international markets. The strong growth in these portions of the business was largely offset by a $10.4 million sales decline in domestic electrostatic precipitator ("ESP") parts and services. The decline in ESP sales was anticipated as fiscal 1999 included a number of larger rebuild projects.

Sales for the Europe APC segment on a U.S. dollar basis were essentially unchanged. Expressed in local currencies, sales of the Europe APC segment increased 14%. Within the BHA Technologies segment, the noted increase in sales was largely driven by a multi-year contract to supply high efficiency (HEPA) filters to a major household vacuum cleaner manufacturer.

GROSS MARGIN

Consolidated gross margin was 30.6% of sales in fiscal 2000 compared to 26.9% in fiscal 1999. Excluding unusual charges of $4.2 million, the fiscal 1999 gross margin was 29.6%. The higher gross margin percentage in fiscal 2000 reflects an improved mix of business emphasizing the Company's fine filtration products. Increased sales volume also resulted in improved utilization of the Company's fabric filter and ePTFE membrane production facilities. The noted gross margin percentage improvement was offset in part by a decrease in the utilization of ESP production facilities relating to the decline in sales volume of large rebuild projects.

OPERATING EXPENSES

Selling and advertising expenses were $19.7 million (12.2% of sales) in fiscal 2000 compared to $20.2 million (13.0% of sales) in fiscal 1999. General and administrative expenses were $18.2 million (11.3% of sales) in fiscal 2000 compared to $15.9 million (10.2% of sales) in fiscal 1999. Fiscal 1999 operating expenses also included $2.2 million in restructuring charges. In total, operating expenses exclusive of restructuring items increased 5% from $36.1 million to $37.9 million. The increase in operating expenses in part relates to higher compensation and retirement plan funding costs that are tied to the overall improvement in the results of the business. During fiscal 2000, the Company also incurred incremental consulting expenses relating to an information technology initiative and costs associated with foreign exchange losses resulting from the weakening Euro.

INTEREST EXPENSE

Interest expense for fiscal 2000 was $2.0 million compared to $2.1 million in fiscal 1999. The decline was the result of lower borrowings which more than offset increasing interest rates. Strong cash flows during the year enabled the Company to reduce the amounts outstanding under its bank lines. The majority of the Company's borrowings are from banks at variable interest rates. The Company's weighted average cost of borrowing during the year increased as U.S. interest rates rose.

INCOME TAXES

The effective income tax rate was 36.7% in fiscal 2000 compared to 34.7% in fiscal 1999. The higher income tax rate was the result of losses by certain foreign subsidiaries for which the Company did not recognize income tax benefits during the year.

NET EARNINGS

Net earnings were $6.0 million ($0.90 per diluted share) in fiscal 2000 and $1.1 million ($0.15 per diluted share) in fiscal 1999. The improved earnings was the result of the higher sales and improved gross margins addressed above together with the elimination of the adverse impact that restructuring and unusual charges had on fiscal 1999 results. Weighted average common and common equivalent shares outstanding decreased from 7.1 million shares to 6.7 million shares primarily due to treasury stock repurchases.

OTHER

The U.S. inflation rate grew at a moderate pace during fiscal 2000. BHA believes that its business is not affected by inflation except to the extent the economy in general is affected.

FISCAL 1999 COMPARED TO FISCAL 1998

Consolidated net sales for BHA during the year ended September 30, 1999 ("fiscal 1999") were $155.7 million compared to $142.4 million during the year ended September 30, 1998 ("fiscal 1998"), an increase of 9%. Domestic APC contributed the majority of the increase due to continued growth in sales of fine filtration products and an unusually strong year for sales of electrostatic precipitator ("ESP") replacement parts and services that resulted from a number of contracts for large rebuild projects. Primarily as a result of the growth in fine filtration, sales of fabric filter products and services in baghouse applications within the U.S. and Canada increased 7% to $79.0 million. Sales of electrostatic precipitator parts and services in the U.S. and Canada increased 42% to $37.6 million. These increases more than offset declines in export sales by the Domestic APC business segment. Economic difficulties in BHA's key Asian and Latin American markets contributed to a 19% decline in export sales to $17.2 million. Sales in Europe were essentially unchanged at $20.1 million. BHA Technologies increased its sales to third parties from $1.0 million to $1.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $43.3 million at both September 30, 2000 and September 30, 1999. The current ratio was 2.8 in 2000 compared to a current ratio of 3.3 in 1999. Cash provided by operating activities was $15.2 million in fiscal 2000 compared to $9.2 million in fiscal 1999. The cash flow provided by operating activities in fiscal 2000 reflects net earnings of $6.0 million combined with depreciation and amortization of $5.6 million. Additionally, accounts payable and accrued expenses increased by a combined $4.9 million, in particular, accruals for warranties and employee benefits. The warranty accrual increased as a result of trends to offer longer term warranties on certain products. The higher employee benefit accruals reflect increased retirement and bonus payments which are consistent with the Company's improved earnings levels. There was also significant positive cash flow in fiscal 1999, despite lower earnings due, in part to, a modest $1.1 million increase in working capital to support the $13.3 million increase in sales.

Investing activities have resulted in a net use of cash during each of the past three years. Capital expenditures were $4.5 million, $5.8 million, and $8.3 million in fiscal 2000, 1999, and 1998, respectively. Capital expenditures over the past three years have been used to expand capacity for ePTFE membrane, invest in improved information systems, and develop new products and increased manufacturing capacity for BHA's APC products. In fiscal 2000, the Company received $1.1 million from the sale of assets relative to the Allergydirect.com division of BHA Technologies. Additional investments made in recent years include the acquisitions of product rights relative to Drayton's sound-off acoustic cleaner product line in 1999 and acquisitions of APC businesses in Spain and Venezuela in 1998.

During fiscal 2000, the Company used $7.7 million for financing activities including $3.6 million to repurchase BHA stock and $0.8 million for the payment of cash dividends. The Company also repaid $3.4 million in borrowings, net. During fiscal 1999, net cash provided by financing activities was approximately $0.1 million as cash generated from operations was generally sufficient to support the Company's investing activities. The incremental borrowings of $3.9 million during fiscal 1999 were largely used to repurchase BHA stock. In fiscal 1998, the Company incurred $14.4 million in incremental borrowings in order to fund the operating and investing activities as well as repurchase $1.8 million of BHA stock.

At September 30, 2000, BHA had unused lines of credit of $12.3 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on October 1, 2002; $14.4 million under an amortizing term loan with a final maturity in 2006; German term loan and revolving credit facilities totaling the U.S. equivalent of $5.4 million and maturing in 2003; and a capital lease related to an industrial revenue bond transaction for $7.6 million with annual sinking fund payments and a final maturity in 2018.

The domestic term loans and revolving credit facility include financial covenants regarding minimum net worth, minimum fixed charge coverage ratios, and maximum borrowing to EBITDA ratios. The Company was in compliance with all such covenants at September 30, 2000. With the exception of the capital lease transaction, no assets of the Company are pledged to secure any indebtedness. BHA believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

YEAR 2000

In previous years, the Company established a task force to address and assess Year 2000 ("Y2K") compliance for the Company's computer system and software applications, facilities throughout the world, the products that include date-sensitive microprocessors, and suppliers providing both goods and services. The Company did not experience any significant problems related to Y2K.

OUTLOOK

BHA provides the following guidance relative to its outlook for fiscal 2001 in order to assist investors and analysts as they form their fiscal 2001 expectations for the Company. Readers should refer to "Factors Affecting Earnings and Share Price" and other information included in this Annual Report on Form 10-K.

FISCAL 2001

  Consolidated net sales are expected to increase 10% to 12%

  Operating income is expected to increase 12% to 17%

  Interest Expense for 2001 should be flat as compared to the current year

  BHA's consolidated effective tax rate should decrease from 37% in 2000 to 35% or 36% in 2001

  Earnings per diluted share are expected to be in the range of $1.05 to $1.15

  EBITDA should increase 8% to 12%

  Capital expenditures are expected to be approximately $6 million to $8 million

  Depreciation and amortization should be generally comparable to fiscal 2000 levels

FIRST QUARTER OF FISCAL 2001

  Consolidated net sales should increase 7% to 10% over consolidated net sales for the fourth quarter of fiscal 2000

  Earnings per diluted share are expected to be in the range of $.23 to $.26

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, is effective for BHA's fiscal year 2001. These statements establish accounting and reporting standards for derivative instruments and all hedging activities. These statements are not expected to have a significant impact on BHA's results of operations as the Company's derivative instruments are designated as hedges against foreign currency exposures.

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

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 2000 and 1999, the aggregate amount of such forward exchange contracts was approximately $1,700,000 and $2,400,000, respectively. The fair value of the outstanding forward exchange contracts at September 30, 2000 exceeds the contract value by approximately $144,000. The fair value of the outstanding contracts at September 30, 1999 approximated the contract values.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc., and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                         KPMG LLP

November 3, 2000
Kansas City, Missouri

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         SEPTEMBER 30,
                                                                        2000       1999
                                                                        ----       ----
ASSETS
Current assets:

    Cash and cash equivalents                                         $  3,877   $    877
    Accounts receivable, less allowance for doubtful
       receivables of $1,039 in 2000 and $1,238 in 1999                 31,569     28,356
    Inventories (note 1)                                                26,357     28,043
    Income taxes receivable                                               --          319
    Prepaid expenses                                                     2,495      1,989
    Deferred income taxes (note 4)                                       2,510      2,360
                                                                      --------   --------
           TOTAL CURRENT ASSETS                                         66,808     61,944
                                                                      --------   --------
Property, plant and equipment, at cost:
    Land and improvements                                                1,344      1,344
    Buildings and improvements                                          22,933     22,692
    Machinery and equipment                                             42,564     38,984
    Office furniture, fixtures and equipment                             4,923      4,654
                                                                      --------   --------
                                                                        71,764     67,674
    Less accumulated depreciation and amortization                      37,075     32,770
                                                                      --------   --------
           NET PROPERTY, PLANT AND EQUIPMENT                            34,689     34,904
                                                                      --------   --------
Intangible and other assets, less accumulated amortization (note 1)      5,378      5,748

Excess of cost over net assets of businesses acquired,
    less accumulated amortization                                        5,357      5,552
                                                                      --------   --------
                                                                      $112,232   $108,148
                                                                      ========   ========


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             SEPTEMBER 30,
                                                                           2000        1999
                                                                           ----        ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term debt (note 3)                     $  2,269     $  2,522
    Current lease obligations (note 3)                                       400          400
    Accounts payable                                                      10,357        8,881
    Accrued compensation and employee benefit costs                        4,342        2,547
    Accrued expenses and other current liabilities                         3,372        2,895
    Reserve for warranty and product service                               2,553        1,414
    Income taxes payable                                                     240         --
                                                                        --------     --------
           TOTAL CURRENT LIABILITIES                                      23,533       18,659
                                                                        --------     --------
Deferred income taxes (note 4)                                             2,096        1,715

Long-term debt, excluding current installments (note 3)                   17,638       20,345
Long-term lease obligations, excluding current installments (note 3)       7,200        7,600

Other long-term liabilities                                                1,958          937

Shareholders' equity:
    Common stock $.01 par value
       Authorized 20,000,000 shares:
          Issued 8,752,895 and 8,745,980 shares, respectively                 87           87
    Additional paid-in capital                                            61,854       61,792
    Retained earnings                                                     28,440       23,219
    Accumulated other comprehensive income                                (1,634)        (899)
    Unearned compensation                                                   --             (4)
    Less cost of 2,236,552 and 1,838,468 shares, respectively,
       of common stock in treasury                                       (28,940)     (25,303)
                                                                        --------     --------
           TOTAL SHAREHOLDERS' EQUITY                                     59,807       58,892
                                                                        --------     --------
Commitments and contingent liabilities (note 6)
                                                                        $112,232     $108,148
                                                                        ========     ========

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                            2000          1999          1998
                                            ----          ----          ----

Net sales                                  $161,069     $155,725     $142,432
Cost of sales (note 7)                      111,718      113,785       98,399
                                            -------      -------       ------
    GROSS MARGIN                             49,351       41,940       44,033
                                            -------      -------       ------
Operating expenses:
    Selling and advertising expense          19,721       20,212       17,385
    General and administrative expense       18,173       15,918       14,468
    Restructuring expense (note 7)             --          2,167         --
                                            -------      -------       ------
           TOTAL OPERATING EXPENSES          37,894       38,297       31,853
                                            -------      -------       ------
           OPERATING INCOME                  11,457        3,643       12,180

Interest expense                             (2,022)      (2,069)      (1,449)
Other income, net                                71           85           26

                                            -------      -------       ------
           EARNINGS BEFORE INCOME TAXES       9,506        1,659       10,757
                                            -------      -------       ------
Income taxes (note 4):
    Current                                   3,977        1,321        4,419
    Deferred                                   (487)        (746)        (994)
                                            -------      -------       ------
           TOTAL INCOME TAXES                 3,490          575        3,425
                                            -------      -------       ------
           NET EARNINGS                    $  6,016     $  1,084     $  7,332
                                            =======      =======       ======
Basic earnings per common share            $   0.91     $    .15     $   1.02

Diluted earnings per common share          $   0.90     $    .15     $    .97

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                                      2000       1999        1998
                                                                      ----       ----        ----
COMMON STOCK:
    Balance at beginning of year                                   $     87    $     87    $     78
    Issuance of 6,915 shares of common stock in 2000,
       79,627 shares in 1999 and 41,008 shares in 1998                 --          --             1
    Issuance of 787,556 shares in 1998 for 10% stock dividend          --          --             8
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                               87          87          87
                                                                   --------    --------    --------
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                     61,792      61,310      47,607
    Excess over par value of common stock issued                         62         653         588
    Stock issued from treasury for stock option exercises              --          (303)     (1,189)
    Income tax benefit from stock option exercise                      --           132         628
    Issuance of 10% stock dividend                                     --          --        13,676
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                           61,854      61,792      61,310
                                                                   --------    --------    --------


RETAINED EARNINGS:
    Balance at beginning of year                                     23,219      22,983      27,773
    Net earnings                                                      6,016       1,084       7,332
    Payment of cash dividends on common stock                          (795)       (848)       (806)
    Issuance of 10% stock dividend                                     --          --       (11,316)
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                           28,440      23,219      22,983
                                                                   --------    --------    --------


ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                       (899)       (293)       (148)
    Equity adjustment from foreign currency translation                (735)       (606)       (145)
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                           (1,634)       (899)       (293)
                                                                   --------    --------    --------


UNEARNED COMPENSATION:
    Balance at beginning of year                                         (4)       (108)       (211)
    Recognition of compensation expense                                   4         104         103
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                             --            (4)       (108)
                                                                   --------    --------    --------
TREASURY STOCK:
    Balance at beginning of year                                    (25,303)    (22,026)    (18,181)
    Acquisition of 398,084, 319,500, and 113,770 shares in 2000,
       1999 and 1998, respectively                                   (3,637)     (3,476)     (1,783)
    Issuance of 8,888 shares in 1999, and 57,399 shares in 1998
       for stock option exercises, net                                 --           199         306
    Issuance of 136,275 treasury shares in 1998 for 10%
       stock dividend                                                  --          --        (2,368)
                                                                   --------    --------    --------
    BALANCE AT END OF YEAR                                          (28,940)    (25,303)    (22,026)
                                                                   --------    --------    --------
           TOTAL SHAREHOLDERS' EQUITY                              $ 59,807    $ 58,892    $ 61,953
                                                                   ========    ========    ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  2000         1999        1998
                                                                  ----         ----        ----
Net earnings                                                     $6,016       $1,084      $7,332
Other comprehensive income:
    Foreign currency translation adjustment                        (735)        (606)       (145)
                                                                -------      -------      -------
Comprehensive income                                             $5,281       $  478      $7,187
                                                                =======      =======      =======

See accompanying notes to consolidated financial statements.

                                             BHA GROUP HOLDINGS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)



                                                                2000        1999       1998
                                                                ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                              $ 6,016     $ 1,084     $ 7,332
    Adjustments to reconcile net earnings to net cash
       (used in) provided by operating activities:
           Depreciation and amortization                        5,576       6,052       5,478
           Non-cash restructuring charges                        --         1,713        --
           Provision for deferred income taxes                    231        (911)     (1,469)
    Changes in assets and liabilities:
           Accounts receivable                                 (3,213)      2,982      (8,590)
           Inventories                                          1,686        (680)     (7,003)
           Prepaid expenses                                      (506)       (161)       (568)
           Income taxes                                           559        (546)      1,505
           Accounts payable                                     1,476         (14)        (86)
           Accrued expenses and other current liabilities       3,412        (351)       (470)
                                                               ------       -----      ------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     15,237       9,168      (3,871)
                                                               ------       -----      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                 (4,531)     (5,836)     (8,313)
    Net assets of businesses or product rights acquired          --          (718)     (1,221)
    Assets sold                                                 1,100        --          --
    Change in other assets                                       (341)     (1,399)       (104)
                                                               ------       -----      ------
       NET CASH USED IN INVESTING ACTIVITIES                   (3,772)     (7,953)     (9,638)
                                                               ------       -----      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                         62         653         317
    Payment of cash dividends on common stock                    (795)       (848)       (806)
    Purchase of treasury stock                                 (3,637)     (3,476)     (1,783)
    Stock option exercise - net payments                         --          (104)       (883)
    Proceeds from long-term obligations                          --        25,997        --
    Repayments of long-term obligations                        (3,525)     (5,064)        (88)
    Borrowings (repayments) on lines of credit, net               165     (17,083)     14,500
                                                               ------       -----      ------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (7,730)         75      11,257
                                                               ------       -----      ------
Effect of exchange rate changes                                  (735)       (606)       (145)
                                                               ------       -----      ------
    Net increase (decrease) in cash and cash equivalents        3,000         684      (2,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    877         193       2,590
                                                               ------       -----      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 3,877    $    877    $    193
                                                               ======       =====      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
    Interest                                                  $ 2,105    $  2,058    $  1,530
    Income taxes                                              $ 2,699    $  2,032    $  3,543

Supplemental disclosure of non-cash investing and
  financing activities:
    Accrual of additional purchase price                         --      $    800        --
    Issuance of common stock to directors, officers and
       employees                                              $    62    $    105    $    272

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

          INVENTORIES

          BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 2000 and 1999 were as follows:


          ($ IN THOUSANDS)              2000                 1999
                                      -------               -------
          Raw materials               $16,760               $16,173
          Work-in-process               1,168                 2,150
          Finished goods                8,429                 9,720
                                      -------               -------
          TOTAL                       $26,357               $28,043
                                      =======               =======

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

          WARRANTY AND PRODUCT SERVICE

          BHA provides a reserve for estimated warranty and product service claims based on historical experience and consideration of changes in products, technology and warranty terms.

          FOREIGN CURRENCY TRANSLATION

          Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in other comprehensive income. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains (losses) included in the consolidated statements of earnings for 2000, 1999, and 1998 amounted to ($354,000), $71,000, and $141,000, respectively.

          FORWARD EXCHANGE CONTRACTS

          BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany sales of inventories to its European subsidiaries. Changes in the value of these instruments due to currency movements offset the increases or decreases in the value of these purchases as expressed in local currencies. At September 30, 2000 and 1999, the aggregate amount of such forward exchange contracts was approximately $1,700,000 and $2,400,000, respectively. The fair value of the outstanding forward exchange contracts exceeds the contract value by approximately $144,000 at September 30, 2000. No gains have been recognized in the accompanying financial statements relative to these contracts, as their purpose is to hedge inventory purchases during fiscal 2001. The fair value of the outstanding contracts at September 30, 1999 approximated the contract values.

          COMPREHENSIVE INCOME

          Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statement of Comprehensive Income. Comprehensive income has no impact on net earnings or stockholders' equity of the Company.

          TREASURY STOCK

          The Board of Directors of BHA have periodically approved the purchase of shares of the Company's common stock. The total shares authorized is 2,500,000 of which approximately 2,000,000 have been purchased. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA.)


                                        2000                              1999                            1998
                           --------------------------------  ---------------------------------  ------------------------------
                           Net Earnings   Shares   Per-Share Net Earnings  Shares    Per-Share  Net Earnings Shares  Per-Share
                            (Numerator)  (Denom.)    Amt.     (Numerator)  (Denom.)    Amt.     (Numerator) (Denom.)    Amt.
                            -----------   ------    -----     ----------   -------    ------     ---------   ------     ----
Basic earnings per share:
Earnings available to common
shareholders                    $6,016    6,601     $0.91      $1,084       7,028      $0.15      $7,332     7,171     $1.02

Effect of dilutive
securities--stock
options                          --          71                  --           106                   --         381

Diluted earnings per share:
Earnings available to
common shareholders
and assumed conversion          $6,016    6,672     $0.90      $1,084       7,134      $0.15      $7,332     7,552     $0.97
                               ========   ======    ======     ======       =====      =====      ======     =====     ======


          Options to purchase 849,252 shares of common stock at prices ranging from $9.56 to $16.82 per share were outstanding at the end of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In 1999 and 1998, options to purchase 571,688 shares and 8,800 shares, respectively, were similarly excluded from the calculation.

          COST IN EXCESS OF NET ASSETS ACQUIRED AND INTANGIBLE ASSETS

          Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $1,555,000 and $1,360,000 at September 30, 2000 and 1999, respectively.

          Other intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $6,464,000 and $5,833,000 at September 30, 2000 and 1999,
          respectively.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term obligations are estimated by discounting future cash flows using current market rates. The carrying amounts of long-term debt and lease obligations approximate fair value at September 30, 2000.

  2.      ACQUISITIONS AND DISPOSITIONS OF ASSETS

          In September 2000, BHA Technologies sold certain assets of its Allergydirect.com division to Salu, Inc. and simultaneously entered into a supply agreement through which BHA Technologies will supply bedding encasements with ePTFE membrane to Salu. Under the terms of the agreement, the Company received cash of $1.1 million together with warrants to purchase Salu stock and additional future consideration of up to $300,000 contingent upon meeting volume targets. The value of the total consideration received in excess of net assets transferred will be recognized over the three-year term of the exclusive supply agreement.

          In January 1999, the Company acquired certain assets, including patents, trademarks, and other intangibles related to Drayton Corporation's Sound-Off Acoustic Cleaner product line. The purchase price consisted of a cash payment of $700,000 plus additional contingent payments to be made over the next five years based upon revenues of the product line. During fiscal 1999, the Company recorded additional purchase price of $800,000 at the date of acquisition based on their assessment of the likelihood of attaining such additional revenues. During fiscal 2000, the Company negotiated an amendment to this purchase agreement under which the parties agreed to total additional payments of $950,000 (including the $800,000 recorded at the date of acquisition) to be made through 2004 in lieu of the contingent payment schedule in the original contract. The total purchase price of $1,650,000 is being amortized on a straight-line basis over ten years.

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

          The proforma effect of these transactions are not material to the Company.

      3.  NOTES PAYABLE TO BANKS, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Notes Payable to Banks and Long-Term Debt A summary of notes payable to banks and long-term debt at September 30, 2000 and 1999 are as follows:


          ($ IN THOUSANDS)                                                           2000             1999
                                                                                    -------          -------

          Unsecured domestic line of credit with variable interest rate             $  --            $1,120
          Foreign line of credit with variable interest rate, secured by a
               standby Letter of Credit                                               2,877             803
          Notes payable to a domestic bank with variable interest rate               14,375          15,000
          Note payable to a domestic bank with fixed interest rate of 5.00%            --             2,500
          Notes payable to a foreign bank with a fixed interest rate of 4.75%
               secured by a standby Letter of Credit                                  2,260           2,997
          Other notes payable                                                           395             447
          Less current installments                                                  (2,269)         (2,522)
                                                                                    -------         -------
          LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                            $17,638         $20,345
                                                                                    =======         =======

          BHA has a domestic unsecured bank line of credit of $18,000,000 for working capital purposes, letters of credit and other corporate matters. This line of credit bears interest at variable rates based on either the prime rate or LIBOR and expires in October 2002. This facility is a revolving credit agreement on which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 2000, there were no outstanding borrowings under this revolving credit facility, however, a standby Letter of Credit had been issued in the amount of $5,500,000 to secure the Company's German credit facilities. At September 30, 1999, $1,120,000 was outstanding under this domestic bank line of credit at an interest rate of 7.25%.

          BHA's German subsidiary maintains a foreign bank line of credit of DM 6,860,000 (approximately $3,101,000 at September 30, 2000) for working capital purposes in Europe. This line of credit bears interest at variable rates based on the German prime rate and expires in fiscal 2002. At September 30, 2000, DM 6,364,000 (approximately $2,877,000)
          was outstanding under this foreign bank line of credit at an interest rate of 5.79%.

          BHA's German subsidiary also maintains a DM 5,000,000 term loan (approximately $2,260,000 at September 30, 2000) with a German bank. This term loan has a fixed rate of 4.75% and is due in full at maturity in December 2003.

          BHA's foreign subsidiary located in Switzerland maintains a line of credit with a foreign bank in the amount of CHF 200,000 (approximately $116,000 at September 30, 2000). As of September 30, 2000 and 1999,
          there were no borrowings outstanding under this line of credit.

          In September 1999, BHA entered into a $15 million unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a variable interest rate based on LIBOR (7.47% at September 30, 2000) and matures in October 2006. Quarterly principal payments are required in the amount of $625,000.

          At September 30, 2000, the Company had unused commitments under its bank facilities totaling $12.3 million. The term loans and domestic bank line of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio, and maximum debt to cash flow ratio. BHA was in compliance with all covenants at September 30, 2000. Under the most restrictive of these covenants, at September 30, 2000, $11,300,000 of retained earnings were available for cash dividends.

          Capital Lease Obligations

          In December 1998, BHA Technologies, Inc., a wholly-owned subsidiary, entered into a sale-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8,000,000 and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. BHA Technologies is obligated, through its lease, for the repayment of these bonds over the next 20 years. Annual lease payments of $400,000 commenced in December 1999. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR (5.70% as of September 30, 2000). As of September 30, 2000 and 1999, BHA Technologies had $1.1 million and $1.2 million, respectively in restricted cash held in trust for the exclusive use for qualified capital expenditures in Lee's Summit. The restricted cash is included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

          Scheduled payments on long-term debt, including capital lease obligations, for the next five fiscal years are as follows:


                                  $ IN THOUSANDS
                                  --------------
               2001                    2,669
               2002                    2,900
               2003                    2,900
               2004                    8,038
               2005                    2,900
            Thereafter                 8,100
                                     --------
                                     $27,507
                                     ========

   4.     INCOME TAXES

          The components of total income tax expense for the years ended September 30, 2000, 1999, and 1998 are as follows:


          ($ IN THOUSANDS)                                       2000               1999               1998
                                                                ------             ------             ------
          Current income tax expense (benefit):
               Federal                                          $3,230             $1,621             $3,716
               Foreign                                             269               (552)               160
               State and local                                     478                252                543
          Deferred income tax expense (benefit):
               Federal                                            (428)              (683)              (893)
               State                                               (59)               (63)              (101)
                                                                ------             ------             ------
                                                                $3,490             $  575             $3,425
                                                                ======             ======             ======

          The effective tax rate differs from the expected tax rate for the respective years as follows:


                                                                 2000                1999                1998
                                                                 -----               -----               -----
          Expected income tax expense                            34.0%               34.0%               34.0%
          State income taxes, net                                 2.9                 7.5                 2.7
          Foreign subsidiaries                                    1.9                14.1                (2.2)
          Research and experimentation credits                   (2.6)              (12.1)               (1.7)
          Other, net                                               .5                (8.8)               (1.0)
                                                                 -----               -----               -----
               EFFECTIVE INCOME TAX RATE                         36.7%               34.7%               31.8%
                                                                 =====               =====               =====

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented as follows:

          ($ IN THOUSANDS)                                     2000                   1999
                                                              ------                 ------
          Deferred tax assets:
               Reserves and accruals not
                 currently deductible                         $1,946                 $1,947
               Inventories                                       353                    296
               Other, net                                        613                    329
                                                              ------                 ------
               Total gross deferred tax assets                 2,912                  2,572
                                                              ------                 ------
          Deferred tax liabilities:
               Intangible and other assets                       519                    570
               Property, plant and equipment                   1,186                  1,084
               Prepaid expenses                                  141                    206
               Deferred compensation                             ---                     39
               Other, net                                        652                     28
                                                              ------                 ------
               Total gross deferred tax liabilities            2,498                  1,927
                                                              ------                 ------
               NET DEFERRED TAX ASSET                         $  414                 $  645
                                                              ======                 ======

          At September 30, 2000 and 1999, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

          ($ IN THOUSANDS)                                     2000                   1999
                                                              ------                 ------
          Current deferred income tax asset                   $2,510                  $2,360
          Non-current deferred income tax liability            2,096                   1,715
                                                              ------                 -------
          NET DEFERRED TAX ASSET                              $  414                  $  645
                                                              ======                 =======

          BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

          BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximated $1,627,000 at September 30, 1999 as management considers these earnings to be permanently invested. At September 30, 2000, the Company had a cumulative deficit for its foreign subsidiaries. Net earnings (losses) of these foreign subsidiaries were approximately $(167,000), $(3,449,000), and $359,000 for the years ended September 30, 2000,
          1999, and 1998, respectively.

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

          BHA accounts for its stock-based employee compensation plans pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting. BHA has chosen to adopt the pro-forma disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as amended, which is permitted under SFAS 123. Under APB 25 compensation expense is recorded on the date of grant for stock options granted only if the current market price of the underlying stock exceeds the exercise price.

           A summary of transactions in the incentive stock plan is as follows:

                                          2000                       1999                        1998
                                               WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                    NUMBER      AVERAGE        NUMBER      AVERAGE       NUMBER       AVERAGE
                                   OF SHARES EXERCISE PRICE  OF SHARES EXERCISE PRICE  OF SHARES  EXERCISE PRICE
                                    -----------------------  ------------------------  -------------------------
Outstanding at beginning
of year                              1,077,150    $11.35      1,087,057    $10.63       1,099,431    $    8.83
  Granted                              169,750      9.45        312,800     13.37         251,140        16.02
  Expired                                 --        --           (3,492)     9.86           --           --
  Canceled                              (1,331)    12.77       (200,312)    12.67           --           --
  Exercised                               --        --         (118,903)     7.90        (263,514)        8.26
                                    --------------------     --------------------      -----------------------
Outstanding at end of
   year                              1,245,569    $11.09      1,077,150    $11.35       1,087,057    $   10.63
                                    --------------------     --------------------      -----------------------
Exercisable at end of yr.              396,317    $ 7.82        505,462    $ 8.27         773,045    $    8.93
                                    ====================     ====================      =======================


                       OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
 -------------------------------------------------------------------------           ----------------------------------
                          NUMBER           WEIGHTED-          WEIGHTED-                 NUMBER             WEIGHTED-
     RANGE OF          OUTSTANDING      AVG. CONTRACTED     AVG. EXERCISE             EXERCISABLE           AVERAGE
  EXERCISE PRICES       AT 9/30/00        LIFE IN YRS.          PRICE                 AT 9/30/99        EXERCISE PRICE
 -------------------------------------------------------------------------           ----------------------------------
   $6.20 - 10.47         675,212              5.2              $ 8.57                  396,317               $7.82
  $12.02 - 16.82         570,357              6.7              $14.08
                       ---------
                       1,245,569
                       =========

          The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $4.03, $5.36, and $5.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 1.24% for 2000, 1.15% for 1999, and .80% for 1998; weighted average risk-free interest rate of 5.80% for 2000, 5.90% for 1999, and 4.73% for 1998; expected volatility factor of 32.36%, 29.38%, and 19.0% for 2000, 1999, and
          1998, respectively; and a weighted-average expected life of eight years.

          Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net earnings. Stock-based compensation expense, if recorded under SFAS 123 would have reduced net earnings by $613,000 or $.09 per diluted share in 2000, $738,000 or $.10 per diluted share in 1999, and $470,000 or
          $.06 per diluted share in 1998.

          Compensation expense for options granted prior to October 1, 1995 is not considered. The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the proforma net earnings amount above for fiscal 1998 since compensation expense is reflected over the option's vesting period of four years for all options.

     6.   COMMITMENTS AND CONTINGENT LIABILITIES

          EMPLOYEE BENEFIT PLANS

          BHA has a noncontributory Employee Stock Ownership Plan (ESOP) and a non-contributory Profit Sharing Plan. These plans include substantially all domestic employees who are not covered by collective bargaining agreements. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP and Profit Sharing Plans. Benefits become vested according to years of service. Contributions charged to operating expense were $1,330,000, $435,000, and $884,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

          BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). The 401(k) Plan covers eligible employees not covered by a collective bargaining agreement. For 2000, the Company matched 150% of a participant's contribution subject to a maximum contribution of $750 per employee. BHA matching contributions become vested based on years of service. BHA made matching contributions of $462,000, $330,000, and $270,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

          LEASES

          A summary of noncancelable, long-term operating lease commitments on office facilities and equipment follows:


            YEARS ENDING SEPTEMBER 30,                $ IN THOUSANDS
            --------------------------                --------------
                       2001                                $1,515
                       2002                                   789
                       2003                                   676
                       2004                                   513
                       2005                                   468
                    Thereafter                                942

          Total rental expense on noncancelable, long-term operating leases amounted to approximately $1,855,000, $2,780,000, and $2,210,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

          LETTERS OF CREDIT

          The terms of certain contracts require that BHA issue standby letters of credit to assure performance. Open standby letters of credit (excluding those issued to secure indebtedness as disclosed in Note 3) amounted to $798,000 and $92,000 at September 30, 2000 and 1999, respectively.

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

     7.   RESTRUCTURING AND UNUSUAL CHARGES

          The Company recognized restructuring expenses in the amount of $2,167,000 on a pretax basis during fiscal 1999. A charge of $1,713,000 was taken as a result of the decision by BHA Technologies to discontinue its in-house adhesive lamination efforts. Future efforts to sell PTFE membrane for apparel and other uses involving adhesive lamination will either be outsourced or will be in the form of unlaminated film. Additionally, severance cost of $454,000 was expensed and paid during fiscal 1999 relative to the consolidation of manufacturing operations in Europe.

          In addition, fiscal 1999 cost of sales includes unusual charges of $4,200,000 consisting of (1) a cost overrun on a large fixed-price ESP rebuild project on which a loss of $2,400,000 was recognized, (2) substantial experimentation and testing performed by BHA Technologies totaling $1,400,000 related to adhesive lamination to develop products for non-APC markets and (3) inventory write-downs of $400,000 attributable to the Company's consolidation of manufacturing operations in Europe.

       8.  BUSINESS SEGMENTS

          SEGMENT REPORTING

          Effective September 30, 1999, BHA adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 131 requires reporting of segment information that is consistent with the way in which management operates the Company.

          BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe
          APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in Northern Africa. BHA Technologies supplies ePTFE membrane products for APC applications, primarily to BHA, and is also selling such products outside of the air pollution control market.

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

          Reportable segment data for the years ended September 30, 2000, 1999, and 1998 were as follows:

           NET SALES


          ($ IN THOUSANDS)            2000                   1999                  1998
                                    --------              --------               --------
          Domestic APC              $134,459              $133,846               $121,254
          Europe APC                  20,056                20,076                 20,226
          BHA Technologies             6,554                 1,803                    952
                                    --------              --------               --------
          TOTAL                     $161,069              $155,725               $142,432
                                    --------              --------               --------


           Net sales represent revenues from sales to unaffiliated customers.

           INTEREST EXPENSE

          ($ IN THOUSANDS)            2000                   1999                    1998
                                    --------              --------               --------
          Domestic APC                $1,328                $1,014                 $  878
          Europe APC                     222                   369                    196
          BHA Technologies               472                   686                    375
                                    --------              --------               --------
          TOTAL                       $2,022                $2,069                 $1,449
                                    ========              ========               =========

           EARNINGS (LOSS) BEFORE INCOME TAXES


          ($ IN THOUSANDS)            2000                   1999                  1998
                                    --------              --------               --------
          Domestic APC               $10,893               $10,925                $11,050
          Europe APC                    (761)               (2,744)                   436
          BHA Technologies              (626)               (6,522)                  (729)
                                    --------              --------               --------
          TOTAL                       $9,506                $1,659                $10,757
                                    ========              ========               =========

          The aggregate amount of all corporate expenses is allocated to the three business segments based upon the judgement of management. The fiscal 1999 pretax loss for Europe APC includes restructuring charges of $0.5 million related to the closure of German manufacturing operations. The fiscal 1999 pretax loss for BHA Technologies includes a restructuring charge in the amount of $1.7 million related to the discontinuation of its adhesive lamination efforts.

          Additionally, the unusual charges recognized in fiscal 1999 as discussed in Note 7 are included in the preceding summary and reduced fiscal 1999 pretax earnings of the segments by: Domestic APC, $2,400,000; Europe APC, $400,000; and BHA Technologies, $1,400,000.

           ASSETS


         ($ IN THOUSANDS)             2000                1999                   1998
                                    --------            --------               --------
          Domestic APC              $63,502             $66,829                $69,380
          Europe APC                 16,673              16,234                 15,486
          BHA Technologies           18,932              14,153                 12,252
          Corporate                  13,125              10,932                 10,456
                                    -------             -------                -------
          TOTAL                    $112,232            $108,148               $107,574
                                    =======             =======                =======

           DEPRECIATION AND AMORTIZATION



          ($ IN THOUSANDS)            2000                1999                    1998
                                    --------            --------               --------
          Domestic APC               $2,886              $3,100                 $3,142
          Europe APC                    597                 690                    530
          BHA Technologies              783                 843                    408
          Corporate                   1,310               1,419                  1,398
                                     -------             ------                 ------
          TOTAL                      $5,576              $6,052                 $5,478
                                     =======             =======                ======

           CAPITAL EXPENDITURES


              ($ IN THOUSANDS)        2000                 1999                   1998
                                    --------             --------               --------
          Domestic APC               $  208              $1,493                 $1,766
          Europe APC                    424                 665                  1,235
          BHA Technologies            2,711               2,600                  4,031
          Corporate                   1,188               1,078                  1,281
                                     ------              ------                 ------
          TOTAL                      $4,531              $5,836                 $8,313
                                     ======              ======                 ======

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

           NET SALES


          ($ IN THOUSANDS)            2000                1999                  1998
                                    --------            --------               --------
          United States             $117,070            $113,475               $ 98,694
          All Other Countries         43,999              42,250                 43,738
                                    --------            --------               --------
          TOTAL                     $161,069            $155,725               $142,432
                                    ========            ========               ========

          The following table presents all noncurrent assets by country based on the location of the asset. No single country, other than the United States, comprised more than 10% of the Company's long-lived assets.

           LONG-LIVED ASSETS


              ($ IN THOUSANDS)        2000                 1999                    1998
                                   --------               --------               --------
          United States             $38,861               $39,177                $38,037
          All Other Countries         6,563                 7,027                  6,965
                                   --------               -------                -------
          TOTAL                     $45,424               $46,204                $45,002
                                   ========               =======                =======

       9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

           Summarized quarterly financial data are as follows:

THREE MONTHS ENDED                                     DEC. 31           MARCH 31            JUNE 30           SEPT. 30
($ IN THOUSANDS, EXCEPT PER SHARE DATA)              -------------------------------------------------------------------

2000
Net sales                                               $39,036             $44,201           $39,828           $38,004
Gross margin                                             11,622              13,514            11,732            12,483
Net earnings                                              1,255               1,983             1,324             1,454
Diluted earnings per share                              $  0.18             $  0.30           $  0.20           $  0.22

Common Stock Price Range, High                          $ 10.00             $  9.75           $ 10.50           $ 14.25
                          Low                           $  7.38             $  6.53           $  7.63           $  9.25

1999
Net sales                                               $35,228             $40,331           $38,943           $41,223
Gross margin                                             10,689               9,380            10,588            11,283
Net earnings (loss) *                                     1,316                (155)              597              (674)
Diluted earnings (loss) per share                       $  0.18            ($  0.02)          $  0.08           ($ 0.10)

Common Stock Price Range, High                          $ 14.25             $ 13.63           $ 10.50            $10.00
                          Low                           $ 10.25             $  9.13           $  8.00            $ 7.88

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

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                                          Charged To
                                                        Beginning         Costs and                       Ending
                                                         Balance           Expenses      Deductions      Balance
ALLOWANCE FOR DOUBTFUL RECEIVABLES:
Year ended September 30, 2000                            $1,238             341            540            1,039
                                                         ========        ========       ========         ========

Year ended September 30, 1999                            $1,139             837            738            1,238
                                                         ========        ========       ========         ========

Year ended September 30, 1998                            $  965             254             80            1,139
                                                         ========        ========       ========         ========

RESERVE FOR WARRANTY AND PRODUCT SERVICE:
Year ended September 30, 2000                            $1,414           2,724          1,585            2,553
                                                         ========        ========       ========         ========

Year ended September 30, 1999                            $1,140           1,533          1,259            1,414
                                                         ========        ========       ========         ========

Year ended September 30, 1998                            $  915           1,629          1,404            1,140
                                                         ========        ========       ========         ========

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 2000, which is incorporated herein by reference.

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

         (3a)  Certificate of Incorporation, as amended (7).

         (3b)  By-Laws, as amended (6).

         (10a) BHA Group, Inc. 1986 Stock Option Plan as amended, including form of Option Agreement (2).

         (10b) Second Amendment to the BHA Group, Inc. 1986 Stock Option
               Plan (3).

         (10c) Employee Stock Ownership Plan of BHA as amended on May 1, 2000
               (9).

         (10d) 401(k) Plan of BHA (1).

         (10e) Employment Agreement dated February 1, 2000 between BHA Group, Inc. and Lamson Rheinfrank, Jr. (4).

         (10f) Employment Agreement dated February 1, 2000 between BHA Group, Inc. and James E. Lund (4).

         (10g) Employment Agreement dated February 1, 2000 between BHA Group, Inc. and James J. Thome (4).

         (10h) Employment Agreement dated February 1, 2000 between BHA Group, Inc. and James C. Shay (4).

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

         (21)  Subsidiaries of the Registrant (9).

         (23)  Independent Auditors' Consent (9).

         (27)  Financial Data Schedule - Article 5 (9).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

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

(4) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2000, which exhibit is incorporated herein by reference.

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which exhibit is incorporated herein by reference.

(9)      Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.

Dated:        November 7, 2000            By:     /s/ James E. Lund
                                                  ------------------------------
                                                  James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:        November 7, 2000            By:     /s/ James E. Lund
                                                  ------------------------------
                                                  James E. Lund, President
                                                  Principal Executive Officer
                                                  and Director

Dated:        November 7, 2000            By:     /s/ Lamson Rheinfrank, Jr.
                                                  ------------------------------
                                                  Lamson Rheinfrank, Jr.
                                                  Chairman of the Board

Dated:        November 7, 2000            By:     /s/ Don H. Alexander
                                                  ------------------------------
                                                  Don H. Alexander
                                                  Director

Dated:        November 7, 2000            By:     /s/ Robert Freeland
                                                  ------------------------------
                                                  Robert Freeland
                                                  Director

Dated:        November 7, 2000            By:     /s/ Thomas A. McDonnell
                                                  ------------------------------
                                                  Thomas A. McDonnell
                                                  Director

Dated:        November 7, 2000            By:     /s/ James J. Thome
                                                  ------------------------------
                                                  James J. Thome
                                                  Executive Vice President,
                                                  Principal Operating Officer
                                                  and Director

Dated:        November 7, 2000            By:     /s/ Richard C. Green, Jr.
                                                  ------------------------------
                                                  Richard C. Green, Jr.
                                                  Director

Dated:        November 7, 2000            By:     /s/ James C. Shay
                                                  ------------------------------
                                                  James C. Shay
                                                  Senior Vice President, Finance
                                                  and Administration, Principal
                                                  Financial & Accounting Officer

                            BHA Group Holdings, Inc.
                                  Exhibit Index


 EXHIBIT NO.                      DESCRIPTION

    10c                Employee Stock Ownership Plan of BHA

    11                   Computation of Per Share Earnings

    21                Subsidiaries of BHA Group Holdings, Inc.

    23                    Independent Auditors' Report

    27                  Financial Data Schedule - Article 5

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'

The registered trademark symbol shall be expressed as.......................'r'