Form 10-Q
period 2000-12-31
BHA GROUP INC
filed 2001-01-23
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        -----------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                             Commission File Number
         December 31, 2000                                      0-15045


                            BHA Group Holdings, Inc.

         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      43-1416730
--------------------------------             ---------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)

      8800 East 63rd Street, Kansas City, Missouri               64133
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code            (816) 356-8400
                                                             ----------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        |X|                No
                               --------                   --------

As of January 15, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,213,725.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)                                  DECEMBER 31,          SEPTEMBER 30,
                              ASSETS                                          2000                   2000
                              ------                                    ------------------     ------------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $ 1,853            $  3,877
     Accounts receivable, less allowance for doubtful receivables
          of $1,029 and $1,039, respectively                                    30,640              31,569
     Inventories (note 3)                                                       26,644              26,357
     Prepaid expenses                                                            3,297               2,495
     Deferred income taxes                                                       2,510               2,510
                                                                        ------------------    -------------------
              Total current assets                                              64,944              66,808
                                                                        ------------------    -------------------
Property, plant and equipment, at cost                                          72,402              71,764
     Less accumulated depreciation and amortization                             38,453              37,075
                                                                        ------------------    -------------------
              Net property, plant and equipment                                 33,949              34,689
                                                                        ------------------    -------------------
Other assets                                                                    10,516              10,735
                                                                        ------------------    -------------------
                                                                              $109,409            $112,232
                                                                        ==================    ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 2,973             $ 2,669
     Accounts payable                                                            7,812              10,357
     Accrued expenses and other current liabilities                              8,777              10,267
     Income taxes payable                                                          416                 240
                                                                        ------------------    -------------------
         Total current liabilities                                              19,978              23,533
                                                                        ------------------    -------------------
Long-term deferred income taxes                                                  2,096               2,096
Long-term debt, excluding current installments                                  21,252              17,638
Long-term lease obligations, excluding current installments                      6,800               7,200
Other liabilities                                                                1,852               1,958
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000                           87                  87
         shares.  Issued 8,768,641 and 8,752,895 shares,
         respectively.
     Additional paid-in capital                                                 61,893              61,854
     Retained earnings                                                          30,178              28,440
     Accumulated - other comprehensive income                                   (1,088)             (1,634)
     Less cost of 2,554,916 and 2,236,552 shares, respectively, of             (33,639)            (28,940)
         common stock in treasury
                                                                        ------------------    -------------------
         Total shareholders' equity                                             57,431              59,807
                                                                        ------------------    -------------------
                                                                              $109,409             $112,232
                                                                        ==================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2000                   1999
                                                                           ----                   ----

Net sales                                                                  $44,351                 $39,733
Cost of sales                                                               31,079                  28,111
                                                                    -------------------    --------------------
         Gross margin                                                       13,272                  11,622
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,306                   5,015
     General and administrative expense                                      4,542                   4,273
                                                                    -------------------    --------------------
         Total operating expenses                                            9,848                   9,288
                                                                    -------------------    --------------------
         Operating income                                                    3,424                   2,334

Interest expense, net                                                          482                     459
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,942                   1,875

     Income taxes                                                            1,009                     620
                                                                    -------------------    --------------------
         Net earnings                                                       $1,933                  $1,255
                                                                    ===================    ====================

Basic earnings per common share                                             $ 0.30                 $  0.18
Diluted earnings per common share                                           $ 0.29                 $  0.18

Basic weighted average number of common
     shares outstanding                                                      6,409                   6,830
Diluted weighted average number of common
   shares outstanding                                                        6,704                   6,890


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2000                1999
                                                                              ----                ----
Net earnings:                                                                $1,933              $1,255

Other comprehensive income - foreign currency
     translation adjustments                                                    546                 233
                                                                         ---------------     ---------------

Comprehensive income                                                         $2,479              $1,488
                                                                         ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2000                      1999
                                                                                   ----                      ----
Common stock:
     Balance at beginning period                                                     $    87                 $    87
     Issuance of 15,746 and 721 shares of common
       stock in 2000 and 1999, respectively                                               --                      --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                             87                      87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                   61,854                  61,792
     Excess over par value of common stock issued                                        147                       7
     Stock issued from treasury for stock option exercises                              (108)                     --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         61,893                  61,799
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                   28,440                  23,219
     Net earnings for the period                                                       1,933                   1,255
     Cash dividends of $.03 per share paid on common stock
        during 2000 and 1999                                                            (195)                   (207)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         30,178                  24,267
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                   (1,634)                   (899)
     Equity adjustment from foreign currency translation                                 546                     233
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         (1,088)                   (666)
                                                                           ----------------------    ---------------------
Unearned compensation:
     Balance at beginning of period                                                       --                      (4)
     Compensation expense                                                                 --                       4
                                                                           ----------------------    ---------------------
     Balance at end of period                                                             --                      --
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                  (28,940)                (25,303)
     Acquisition of 329,108 and 362,443 shares of common
         stock, at cost, during 2000 and 1999, respectively                           (4,650)                 (3,299)
     Issuance of 10,744 treasury shares pursuant to stock
         option exercises, net, during 2000                                              (49)                      --
                                                                                                     ---------------------
                                                                           ----------------------
     Balance at end of period                                                        (33,639)                (28,602)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                     $ 57,431                $ 56,885
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2000               1999
                                                                              ----               ----
Cash flows from operating activities:

     Net earnings:                                                           $1,933             $1,255
         Adjustment to reconcile net earnings to net cash
           provided by operating activities:
         Depreciation and amortization                                        1,584              1,415
         Deferred income taxes                                                   --                (83)

     Changes in assets and liabilities:
         Accounts receivable                                                    929               (490)
         Inventories                                                           (287)              (402)
         Prepaid expenses                                                      (802)              (465)
         Accounts payable                                                    (2,545)              (726)
         Accrued expenses and other liabilities                              (1,490)              (626)
         Income taxes payable                                                   176                635
                                                                         ---------------     --------------
              Net cash provided by (used in) operating activities              (502)               513
                                                                         ---------------     --------------

Cash flows from investing activities:

     Acquisition of property, plant and equipment                              (638)            (1,494)
     Change in other assets and liabilities                                     (93)              (200)
                                                                         ---------------     --------------
         Net cash used in investing activities                                 (731)            (1,694)
                                                                         ---------------     --------------

Cash flows from financing activities:

     Payment of cash dividends on common stock                                 (195)              (207)
     Purchase of treasury stock                                              (4,650)            (3,299)
     Proceeds from issuance of common stock                                     136                  7
     Net stock options exercised                                               (146)                 --
     Net proceeds (repayments) from borrowings under
        revolving bank lines of credit                                        3,918              5,236
     Repayments of long-term debt and other long-term liabilities              (400)              (400)
                                                                         ---------------     --------------
         Net cash provided by (used in) financing activities                 (1,337)             1,337
                                                                         ---------------     --------------

         Effect of exchange rate changes                                        546                233
                                                                         ---------------     --------------

     Net increase (decrease) in cash and cash equivalents                    (2,024)               389
Cash and cash equivalents at beginning of period                              3,877                877
                                                                         ---------------     --------------
Cash and cash equivalents at end of period                                   $1,853            $ 1,266
                                                                         ===============     ==============


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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders for the fiscal year ended September 30, 2000, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2)  ADOPTION OF ACCOUNTING AND FINANCIAL REPORTING PRONOUNCEMENTS

Shipping and Handling

In recent months, a number of accounting and financial pronouncements have been adopted by the Financial Accounting Standards Board and by the Securities and Exchange Commission relating to the recognition and measurement of revenues and the classifications of shipping and handling costs.

In order to comply with these standards, the Company has, in the accompanying financial statements, recognized freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. Previously, prepay and add freight billed to customers was netted with cost of sales. During the quarter ended December 31, 2000, prepay and add freight billed by the Company was $0.8 million. In order to present the financial statements on a consistent basis, revenues and cost of sales were each increased for the quarter ended December 31, 1999 in the amount of $0.7 million.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 impacts the Company's accounting for foreign currency forward exchange contracts.

The Company has entered into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. In accordance with SFAS 133, these transactions have been determined to be effective hedges. Upon adoption of SFAS 133, the fair value of these contracts has been recognized in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at December 31, 2000 was $1.6 million and the market value of these contracts was $35,000.

(3)  EARNINGS PER COMMON SHARE

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

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            FOR THE THREE MONTHS ENDED
                                           December 31, 2000                          December 31, 1999
                               ------------------------------------------ -------------------------------------------
                               Net Earnings     Shares       Per-Share    Net Earnings      Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.        (Numerator)     (Denom.)        Amt.
                                -----------    --------        ----        -----------     --------        ----
 Basic earnings per share:
Earnings available to common
   shareholders                  $1,933           6,409      $0.30           $1,255          6,830        $ 0.18

     Effect of dilutive
  securities--stock options       --                295                       --                60

Diluted earnings per share:
Earnings available to common
  shareholders and assumed
         conversion              $1,933           6,704      $ 0.29          $ 1,255         6,890        $ 0.18
                               ========================================== ===========================================

(4)  INVENTORIES

BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 2000 and September 30, 2000 were as follows (in thousands):

                                  DECEMBER 31,              SEPTEMBER 30,
                                      2000                       2000
                             -----------------------    -----------------------
Raw materials                        $19,258                    $16,760
Work-in-process                          904                      1,168
Finished goods                         6,482                      8,429
                             -----------------------    -----------------------
Total                                $26,644                    $26,357
                             =======================    =======================

(5)  BUSINESS SEGMENTS

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

Reportable segment data was as follows (in thousands):

NET SALES

                                       DECEMBER 31,               DECEMBER 31,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                               $36,965                     $33,337
Europe APC                                   4,870                       5,675
BHA Technologies                             2,516                         721
                                 -----------------------     -----------------------
Total                                      $44,351                     $39,733
                                 =======================     =======================

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                       DECEMBER 31,                DECEMBER 31,
                                          2000                        1999
                                 -----------------------     -----------------------
Domestic APC                            $ 2,924                      $ 2,699
Europe APC                                  224                         (310)
BHA Technologies                           (206)                        (514)
                                 -----------------------     -----------------------
Total                                   $ 2,942                      $ 1,875
                                 =======================     =======================

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 4 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, the Middle East, and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

NET SALES
Consolidated net sales for the three months ended December 31, 2000 ("first quarter") increased 12% to $44.4 million from $39.7 million for the same period in fiscal 2000. Sales in Domestic APC increased 11% to $37.0 million primarily on the strength of the Company's domestic electrostatic precipitator ("ESP") business.

The domestic fabric filter sales group generated modest sales growth, despite strong sales in the prior year first quarter. The Company's export sales to Latin America declined as a result of lower ESP sales into this region.

The European segment's sales declined 14% when expressed in U.S. dollars. Substantially all of the decline was the result of a weaker European currency. Sales expressed in Euros were Euro 5.6 million in the first quarter of both fiscal 2001 and fiscal 2000.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased from $0.7 million to $2.5 million, largely as a result of shipment of HEPA rated filters under a previously announced multi-year supply agreement with a major consumer products manufacturer.

GROSS MARGIN
Consolidated gross margin was 29.9% of sales in the first quarter compared to 29.3% for the same period in the prior year. Gross margin as a percentage of sales improved as a result of improved utilization of manufacturing and services resources.

OPERATING EXPENSES
Operating expenses were $9.8 million (22.2% of sales) for the first quarter of fiscal 2001 compared to $9.3 million (23.4% of sales) for the same period in the prior year. Operating expenses were favorably impacted by foreign exchange gains during the fiscal 2001 period of $0.3 million as the value of the Euro strengthened versus the dollar. During the first quarter of fiscal 2000, operating expenses were adversely impacted by $0.2 million in foreign exchange losses. Exclusive of foreign exchange gains and losses, operating expenses as a percentage of sales were 22.9% in both fiscal 2001 and fiscal 2000.

INTEREST EXPENSE
Interest expense was virtually unchanged in the first quarter as compared to the same period in the prior year at $0.5 million. Although average borrowings decreased, the average interest rate increased from approximately 5.6% to approximately 6.5%, as the majority of the Company's borrowings are at variable interest rates.

INCOME TAXES
The effective income tax rate was 34.3% in the first quarter of fiscal 2001 compared to 33.1% for the first quarter of the prior year.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $2.9 million which is an 8% increase as compared to the same quarter in the prior year. The improvement was slightly lower than the rate of sales growth as gross margins dipped by 0.2% to 29.1%. This decline was the result of sales mix. Several large labor jobs were executed during the most recent quarter. The Europe APC business generated pre-tax earnings of $0.2 million in the December 2000 quarter as compared to a pre-tax loss of $0.3 million for the December 1999 quarter. Sales in this segment declined when expressed in U.S. dollars, but were essentially flat when expressed in local currencies. Improved expense control combined with the aforementioned foreign exchange gains contributed to the improved operating results. The pre-tax results of the BHA Technologies segment improved from a loss of $0.5 million to a loss of $0.2 million as a result of higher sales to non-affiliates.

NET EARNINGS
Net earnings for the first quarter of fiscal 2001 was $1,933,000 compared to net earnings of $1,255,000 in the first quarter of fiscal 2000. Diluted earnings per share was $0.29 in fiscal 2001 and $0.18 during fiscal 2000. The average number of common and common equivalent shares declined from 6.9 million shares to 6.7 million shares due to repurchases of Company stock partially offset by increased weighted average shares outstanding from stock options as a result of the higher stock price.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital increased from $43.3 million at September 30, 2000 to $45.0 million at December 31, 2000. The current ratio at December 31, 2000 and September 30, 2000 was 3.3 and 2.8, respectively. The Company's cash decreased from $3.9 million to $1.9 million.

During the quarter ended December 31, 2000, the Company had a net use of $0.5 million in cash from operating activities. This negative cash flow from operating activities was primarily the result of funding incentive bonus plans and employee benefit contributions which were accrued during the prior fiscal year.

Investing activities resulted in a net use of cash of $0.7 million and $1.7 million for the three months ended December 31, 2000 and 1999, respectively. The investment in capital expenditures represented the vast majority of each period's investment and was $0.6 million and $1.5 million for the respective periods.

During the December 2000 quarter, the Company's financing activities consisted primarily of $3.5 million in net borrowings which were used, together with cash balances on hand, to repurchase $4.7 million of the Company's common stock. For the December 1999 quarter, the Company incurred net borrowings of $4.8 million, the majority of which was also used to repurchase the Company's common stock.

The Company has financing commitments that include a $14.4 million outstanding under a U.S. term note with a final maturity in 2005 and which requires quarterly payments of $0.6 million; an $18.0 million U.S. revolving credit facility maturing in 2002; and credit lines in Germany for a U.S. equivalent of approximately $5.0 million maturing in 2003. The Company's unused commitments as of December 31, 2000 were approximately $8.0 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OUTLOOK
The Company provided guidance relative to its outlook for fiscal 2001 in the Management's Discussion and Analysis portion of its Form 10-K for the year ended September 30, 2000. Management continues to expect that the operating results for the year will be in the ranges previously provided. For the second quarter of fiscal 2001, the Company expects earnings per diluted share to be in the range of $0.25 to $0.30.

As more fully disclosed in the Business section of the Company's Form 10-K, BHA's operations are impacted by numerous external influences including the enforcement of environmental regulations, the strength of the economy and factors affecting individual industries served by the Company. Some specific factors management is currently tracking include the state of the U.S. manufacturing sector and the nation's coal-fired utility and industrial boiler markets. With high energy prices, the prospects for coal usage are improving. This would tend to have a favorable impact on the utility and industrial boiler markets' demand for BHA's products and services. On the other hand, if there is a sustained decline in U.S. manufacturing output, it would have an adverse impact on the Company's outlook for the balance of fiscal 2001 and beyond. Readers should refer to "Factors Affecting Earnings and Share Price" and other information in the Annual Report on Form 10-K for the year ended September 30, 2000.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 2000, the notional amount of such forward exchange contracts was approximately $1.6 million and the market value of these contracts was $35,000.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibit 11:      Computation of earnings per common share

    (b)  Exhibit 27:      Financial Data Schedule

         Reports on Form 8-K:

    (c) During the quarter ended December 31, 2000, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BHA GROUP HOLDINGS, INC.
                              (Registrant)



  January 23, 2001       By:  /s/ James C. Shay
----------------------        --------------------------------------------
        Date                                  (Signature)
                              James C. Shay
                              Senior Vice President, Finance and Administration,
                              Principal Financial and Accounting Officer


                         By:  /s/ James E. Lund
                              --------------------------------------------
                                              (Signature)
                              James E. Lund
                              President and
                              Chief Executive Officer

                                  EXHIBIT INDEX

           EXHIBIT NO.                                    DESCRIPTION
              11                            Computation of Earnings Per Common Share
              27                                    Financial Data Schedule
