Form 10-Q
period 2001-03-31
BHA GROUP INC
filed 2001-04-24
CIK 801128

                       Securities and Exchange Commission

                             Washington, D.C. 20549

        -----------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934

 For the Quarter Ended                                            Commission File Number
     March 31, 2001                                                     0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                              43-1416730
--------------------------------                                    -------------------------------
(State or Other Jurisdiction of                                     (I.R.S. Employer Identification
 Incorporation or Organization)                                      Number)

        8800 East 63rd Street, Kansas City, Missouri                            64133
------------------------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code                          (816) 356-8400
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

As of April 16, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,105,725.

                          Part I. Financial Information

                    BHA Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                           (In Thousands)                                    March 31            September 30,
                               Assets                                          2001                  2000
                               ------                                       (Unaudited)
                                                                          ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                $  2,959             $  3,877
     Accounts receivable, less allowance for doubtful receivables
         of $1,033 and $1,039, respectively                                     39,462               31,569
     Inventories (note 3)                                                       24,173               26,357
     Income taxes receivable                                                       367                  --
     Prepaid expenses                                                            3,004                2,495
     Deferred income taxes                                                       2,810                2,510
                                                                          ----------------    -------------------
              Total current assets                                              72,775               66,808
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          74,208               71,764
     Less accumulated depreciation and amortization                             39,717               37,075
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 34,491               34,689
                                                                          ----------------    -------------------
Other assets                                                                    10,013               10,735
                                                                          ----------------    -------------------
                                                                              $117,279             $112,232
                                                                          ================    ===================

                Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt and lease obligations             $  2,926             $  2,669
     Accounts payable                                                            9,081               10,357
     Accrued expenses and other current liabilities                             10,895               10,267
     Income tax payable                                                             --                  240
                                                                          ----------------    -------------------
         Total current liabilities                                              22,902               23,533
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,996                2,096
Long-term debt, excluding current installments                                  25,568               17,638
Long-term lease obligations, excluding current installments                      6,800                7,200
Other liabilities                                                                1,746                1,958
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares.                   88                   87
         Issued 8,768,641 in 2001 and 8,752,895 in 2000.
     Additional paid-in capital                                                 61,893               61,854
     Retained earnings                                                          32,161               28,440
     Accumulated - other comprehensive income                                     (977)              (1,634)
     Less cost of 2,662,916 and 2,236,552 shares, respectively, of
         common stock in treasury                                              (34,898)             (28,940)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        58,267               59,807
                                                                          ----------------    -------------------
                                                                              $117,279             $112,232
                                                                          ================    ===================




See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
               For the Three Months Ended March 31, 2001 and 2000

                                   (Unaudited)

(In thousands, except per share data)                                      2001                   2000
                                                                           ----                   ----
Net sales                                                                  $49,868                 $45,144
Cost of sales                                                               35,734                  31,630
                                                                    -------------------    --------------------
         Gross margin                                                       14,134                  13,514
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,228                   5,217
     General and administrative expense                                      5,145                   4,653
                                                                    -------------------    --------------------
         Total operating expenses                                           10,373                   9,870
                                                                    -------------------    --------------------
         Operating income                                                    3,761                   3,644
                                                                    -------------------    --------------------

Interest expense, net                                                          496                     531
                                                                    -------------------    --------------------
         Earnings before income taxes                                        3,265                   3,113
                                                                    -------------------    --------------------

     Income taxes                                                            1,096                   1,130
                                                                    -------------------    --------------------
         Net earnings                                                      $ 2,169                 $ 1,983
                                                                    ===================    ====================

Basic earnings per common share                                            $   .35                 $   .30
Diluted earnings per common share                                              .34                     .30

Basic weighted average number of common
     shares outstanding
                                                                             6,169                   6,537
Diluted weighted average number of common
     shares outstanding
                                                                             6,471                   6,581

See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Six Months Ended March 31, 2001 and 2000

                                   (Unaudited)

(In thousands, except per share data)                                      2001                   2000
                                                                           ----                   ----
Net sales                                                               $   94,219             $    84,877
Cost of sales                                                               66,813                  59,741
                                                                    -------------------    --------------------
         Gross margin                                                       27,406                  25,136
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                        10,534                  10,232
     General and administrative expense                                      9,687                   8,926
                                                                    -------------------    --------------------
         Total operating expenses                                           20,221                  19,158
                                                                    -------------------    --------------------
         Operating income                                                    7,185                   5,978
                                                                    -------------------    --------------------

Interest expense, net                                                          978                     990
                                                                    -------------------    --------------------
         Earnings before income taxes                                        6,207                   4,988
                                                                    -------------------    --------------------

     Income taxes                                                            2,105                   1,750
                                                                    -------------------    --------------------
         Net earnings                                                   $    4,102             $     3,238
                                                                    ===================    ====================

Basic earnings per common share                                         $      .65             $       .48
Diluted earnings per common share                                              .62                     .48

Basic weighted average number of common
     shares outstanding                                                      6,291                   6,685
Diluted weighted average number of common
     shares outstanding                                                      6,590                   6,736


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
           for the Three and Six Months Ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                                   Three Months Ended
(In thousands)                                                                 2001                  2000
                                                                               ----                  ----
Net earnings                                                                 $  2,169              $  1,983

Other comprehensive income - foreign currency
     translation adjustments                                                      111                  (388)

                                                                         -----------------     -----------------
Comprehensive income                                                         $  2,280              $  1,595
                                                                         =================     =================



                                                                                    Six Months Ended
(In thousands)                                                                 2001                  2000
                                                                               ----                  ----
Net earnings                                                                 $  4,102              $  3,238

Other comprehensive income - foreign currency
     translation adjustments                                                      657                  (155)

                                                                         -----------------     -----------------
Comprehensive income                                                         $  4,759              $  3,083
                                                                         =================     =================



See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                for the Six Months Ended March 31, 2001 and 2000

                                   (Unaudited)

(In thousands, except share and per share data)                                    2001                      2000
                                                                                   ----                      ----
Common stock:
     Balance at beginning period                                                  $      87                 $     87
     Issuance of 15,746 and 721 shares of common
         stock in 2001 and 2000, respectively                                             1                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            88                       87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  61,854                   61,792
     Excess over par value of common stock issued                                       147                        7
     Stock issued from treasury for stock option exercises                             (108)                      --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        61,893                   61,799
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  28,440                   23,219
     Net earnings for the period                                                      4,102                    3,238
     Cash dividends of $.06 per share paid on common stock
         during 2001 and 2000                                                          (381)                    (404)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        32,161                   26,053
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                  (1,634)                    (899)
     Equity adjustment from foreign currency translation                                657                     (155)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                          (977)                  (1,054)
                                                                           ----------------------    ---------------------
Unearned compensation:
     Balance at beginning of period                                                      --                       (4)
     Compensation expense                                                                --                        4
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            --                       --
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                 (28,940)                 (25,303)
     Acquisition of 437,108 and 375,434 shares of common
         stock, at cost, during 2001 and 2000, respectively                          (5,909)                  (3,407)
     Issuance of 10,744 treasury shares pursuant to stock
         option exercises, net, during 2001                                             (49)                      --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                       (34,898)                 (28,710)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                   $  58,267                 $ 58,175
                                                                           ======================    =====================



See accompanying notes to condensed consolidated financial statements.

                                   BHA Group Holdings, Inc. and Subsidiaries
                                Condensed Consolidated Statements of Cash Flows
                               for the Six Months Ended March 31, 2001 and 2000

                                                    (Unaudited)

(In thousands)                                                                 2001                  2000
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings:                                                            $ 4,102               $ 3,238
         Adjustment to reconcile net earnings to net cash
              provided by operating activities:
         Depreciation and amortization                                          3,053                 2,840
         Deferred income taxes                                                   (400)                  (89)

     Changes in assets and liabilities:
         Accounts receivable                                                   (7,893)               (3,529)
         Inventories                                                            2,184                   292
         Prepaid expenses                                                        (509)                 (526)
         Accounts payable                                                      (1,276)               (1,461)
         Accrued expenses and other liabilities                                   628                   248
         Income taxes payable                                                    (607)                  925
                                                                         -----------------     -----------------
              Net cash provided (used) by operating activities                   (718)                1,938
                                                                         -----------------     -----------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (2,440)               (2,469)
     Change in other assets and liabilities                                        95                    53
                                                                         -----------------     -----------------
         Net cash used in investing activities                                 (2,345)               (2,416)
                                                                         -----------------     -----------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (381)                 (404)
     Purchase of treasury stock                                                (5,909)               (3,407)
     Proceeds from issuance of common stock                                       137                     7
     Stock options exercised, net payments                                       (146)                   --
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                                         8,812                 5,265
     Repayments of long-term debt and other long-term liabilities              (1,025)                 (400)
                                                                         -----------------     -----------------
         Net cash provided by financing activities                              1,488                 1,061
                                                                         -----------------     -----------------

         Effect of exchange rate changes                                          657                  (155)
                                                                         -----------------     -----------------

     Net increase (decrease) in cash and cash equivalents                        (918)                  428
Cash and cash equivalents at beginning of period                                3,877                   877
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                                    $ 2,959               $ 1,305
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

(2) Adoption of Account and Financial Reporting Pronouncements
Shipping and Handling
In recent months, a number of accounting and financial pronouncements have been adopted by the Financial Accounting Standards Board and by the Securities and Exchange Commission relating to the recognition and measurement of revenues and the classifications of shipping and handling costs.

In order to comply with these standards, the Company has, in the accompanying financial statements, recognized freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. Previously, prepay and add freight billed to customers was netted with cost of sales. During the quarter and six months ended March 31, 2001, prepay and add freight billed by the Company was $1.1 million and $1.9 million, respectively. In order to present the financial statements on a consistent basis, revenues and cost of sales were each increased for the quarter and six months ended March 31, 2000 in the amount of $0.9 million and $1.6 million, respectively.

Accounting for Derivative Instruments and Hedging Activities
On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 impacts the Company's accounting for foreign currency forward exchange contracts.

The Company has entered into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. In accordance with SFAS 133, these transactions have been determined to be effective hedges. Upon adoption of SFAS 133, the fair value of these contracts has been recognized in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at March 31, 2001 was $2.9 million and the market value of these contracts exceed their face value by $130,000.

(3) Earnings Per Common Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations are as follows:


                                                         (In thousands, except per share data)
                                                              For the three months ended
                                              March 31, 2001                              March 31, 2000
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
   Basic earnings per share:
   Earnings available to common
          shareholders              $ 2,169         6,169       $ 0.35          $ 1,983         6,537       $ 0.30

   Effect of dilutive securities--
          stock options               --              302                         --               44

   Diluted earnings per share:
   Earnings available to common
    shareholders and assumed
           conversion               $ 2,169         6,471       $ 0.34          $ 1,983         6,581       $ 0.30
                                 ==========================================  ==========================================

                                                         (In thousands, except per share data)
                                                               For the six months ended
                                              March 31, 2001                              March 31, 2000
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
   Basic earnings per share:
   Earnings available to common
          shareholders              $ 4,102         6,291       $ 0.65          $ 3,238         6,685       $ 0.48

   Effect of dilutive securities--
          stock options               --              299                         --               51

   Diluted earnings per share:
   Earnings available to common
    shareholders and assumed
           conversion               $ 4,102         6,590       $ 0.62          $ 3,238         6,736       $ 0.48
                                 ==========================================  ==========================================


(4) Inventories
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 2001 and September 30, 2000 were as follows (in thousands):

                                    March 31,               September 30,
                                      2001                       2000
                             -----------------------    -----------------------
Raw materials                        $17,590                    $16,760
Work-in-process                        1,804                      1,168
Finished goods                         4,779                      8,429
                             -----------------------    -----------------------
Total                                $24,173                    $26,357
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

Reportable segment data was as follows (in thousands):


Net Sales


                                                 Three Months Ended
                                 ---------------------------------------------------
                                       March 31,                   March 31,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                               $40,244                     $38,861
Europe APC                                   6,643                       5,272
BHA Technologies                             2,981                       1,011
                                 -----------------------     -----------------------
Total                                      $49,868                     $45,144
                                 =======================     =======================


Net Sales


                                                  Six Months Ended
                                 ---------------------------------------------------
                                       March 31,                   March 31,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                           $ 77,209                     $ 72,198
Europe APC                               11,513                       10,947
BHA Technologies                          5,497                        1,732
                                 -----------------------
                                                             -----------------------
Total                                  $ 94,219                     $ 84,877
                                 =======================     =======================

Net sales represent revenues from sales to unaffiliated customers.

Earnings (Loss) Before Income Taxes


                                                 Three Months Ended
                                 ---------------------------------------------------
                                       March 31,                   March 31,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                            $ 3,068                      $ 3,247
Europe APC                                  377                          (83)
BHA Technologies                           (180)                         (51)
                                 -----------------------     -----------------------
Total                                   $ 3,265                      $ 3,113
                                 =======================     =======================

Earnings (Loss) Before Income Taxes

                                                  Six Months Ended
                                 ---------------------------------------------------
                                       March 31,                   March 31,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                            $ 5,992                      $ 5,946
Europe APC                                  601                         (393)
BHA Technologies                           (386)                        (565)
                                 -----------------------     -----------------------
Total                                   $ 6,207                      $ 4,988
                                 =======================     =======================

                    BHA Group Holdings, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                  Results of Operations and Financial Condition


General
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 5 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all air pollution control business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

Net Sales
Consolidated net sales for the six months ended March 31, 2001 ("fiscal 2001") increased 11% to $94.2 million from $84.9 million for the same period in fiscal 2000. Consolidated sales for the quarter ended March 31, 2001 ("second quarter") increased 10% to $49.9 million from $45.1 million for the same period in fiscal 2000.

Sales in Domestic APC increased 7% for the six month period and 4% for the second quarter as compared to the same periods in fiscal 2000. Sales in this business segment increased $5.0 million year over year for the six month period due to the strength of the electrostatic precipitator ("ESP") business. Sales of ESP products and services were $6.5 million higher for the first six months of fiscal 2001 than for the same period in the prior year which more than offset declines of approximately $0.9 million within the U.S. fabric filter sales group and approximately $0.6 million in export sales. The ESP business benefitted from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. The current quarter results included several large rebuild projects in this industry as electric utility customers prepared for their peak summer season. The fabric filter shipments have been impacted by the slowdown in the manufacturing sector of the U.S. economy. Export shipments have been lower than in the prior year as the Company has not completed any significant ESP projects in Latin America during the current fiscal year.

The European segment's sales, expressed in U.S. dollars, increased 26% for the second quarter and 5% for the first six months of fiscal 2001 as compared to the same periods in fiscal 2000. The sales comparisons are distorted by a weakening in the European currencies during the first quarter of fiscal 2000. When expressed in Euros, sales increased by 19% for the first six months of fiscal 2001 as compared to the same period in fiscal 2000. The sales growth primarily reflects work completed on two large ESP projects during the current fiscal year together with higher shipments of the Company's fine filtration products.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased from $1.0 million to $3.0 million for the second quarter and from $1.7 million to $5.5 million for the first six months of fiscal 2001. The increase is largely the result of shipments of HEPA rated filters under a previously announced multi-year supply agreement with a major consumer products manufacturer. Additionally, current year sales include modest shipments of membrane for apparel and clean room products.

Gross Margin
Consolidated gross margin was 28.3% of sales for the second quarter of fiscal 2001 compared to 29.9% of sales for the second quarter of fiscal 2000. For the first six months of fiscal 2001, gross margin was 29.1% of sales as compared to 29.6% for the same period in fiscal 2000. The decline in gross margin for both the quarter and the year to date periods is the result of sales mix as a higher percentage of the fiscal 2001 business consisted of ESP rebuild projects which carry a lower gross margin percentage than the Company's replacement parts business.

Operating Expenses
Operating expenses were $10.4 million (20.8% of sales) for the second quarter of fiscal 2001 compared to $9.9 million (21.9% of sales) for the same quarter in fiscal 2000. For the first six months of fiscal 2001, operating expenses were $20.2 million (21.5% of sales) compared to $19.2 million (22.6% of sales) for the same period in the prior year. The fiscal 2001 expenses for the quarter and the six months includes $0.2 million in severance payments made relative to positions that were eliminated in the second quarter.

Interest Expense
Interest expense was $0.5 million in the second quarter of fiscal 2001 and reflected a slight decline as compared to the prior year. Average borrowings were modestly lower in fiscal 2001. Interest rate reductions announced by the Federal Reserve in recent months resulted in an average rate for the most recent quarter which was comparable to the same period in the prior year. Interest expense for the first six months of fiscal 2001 were virtually unchanged as compared to the prior year. Higher interest rates offset the favorable impact of lower average borrowings. The majority of the Company's borrowings are at variable interest rates.

Earnings Before Income Taxes
Pre-tax earnings for the Domestic APC segment were $3.1 million for the second quarter which was nearly $0.2 million below the prior year despite a 4% increase in sales. The lower dollar profits were the result of severance costs incurred during the quarter. Profits declined as a percentage of sales during the fiscal 2001 quarter due to lower profits in the domestic fabric filter business. Overall gross margins declined from 28.7% in the second quarter of fiscal 2000 to 27.4% for the same quarter in the current year. For the first six months of fiscal 2001, pre-tax income for the Domestic APC segment was $6.0 million (7.8% of sales) compared to $5.9 million (8.2% of sales) for the same period in fiscal 2000. The decline in profitability as a percentage of sales for this six month period is consistent with the most recent quarter.

The Europe APC segment experienced a significant improvement in profitability for both the second quarter and the first six months of fiscal 2001 due to improved operations as well as favorable foreign exchange experience. For the six months, the pre-tax results improved from a loss of $0.4 million in fiscal 2000 to income of $0.6 million. Of the improvement for the six month period, $0.3 million was the result of foreign exchange as the Company incurred exchange rate losses of approximately $175,000 in fiscal 2000 and gains of approximately $150,000 in fiscal 2001. The remaining improvement was the result of the 19% increase in sales (expressed in local currencies).

BHA Technologies' pre-tax loss was $0.2 million in the second quarter compared to $0.1 million for the same period in the prior year despite an increase in non-affiliated sales from $1.0 million to $3.0 million. The higher loss is the result of higher fixed costs associated with the second production facility that has been brought on-line in fiscal 2001 combined with increased marketing and development costs incurred to develop new products and markets for the Company's ePTFE membrane. For the first six months of fiscal 2001, the pre-tax loss for BHA Technologies declined from $0.6 million to $0.4 million as non-affiliated sales increased from $1.7 million to $5.5 million. The profitability did not improve commensurate with sales growth because of the higher cost structure.

Income Taxes
The effective income tax rate for the first six months of fiscal 2001 was 33.9% compared to 35.1% for the same period in the prior year. The fiscal 2000 tax rate was higher than the Company's historical rate due to losses on certain foreign subsidiaries for which the Company did not recognize any tax benefits.

Net Earnings
Net earnings for the second quarter of fiscal 2001 were $2.2 million ($0.34 per diluted share) compared to net earnings of $2.0 million ($0.30 per diluted share) in the second quarter of fiscal 2000. For the first six months of fiscal 2001, the Company had net earnings of $4.1 million ($0.62 per diluted share) compared to earnings of $3.2 million ($0.48 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares declined from 6.7 million shares to 6.6 million shares due to stock repurchased by the Company in the open market in each year partially offset by increased dilution from outstanding stock options that resulted from the higher share price.

Liquidity and Capital Resources
Net working capital increased from $43.3 million at September 30, 2000 to $49.9 million at March 31, 2001. The current ratio at March 31, 2001 and September 30, 2000 was 3.2 and 2.8, respectively. The Company's cash decreased from $3.9 million at September 30, 2000 to $3.0 million at March 31, 2001.

During the six months ended March 31, 2001, the Company used $0.7 million to support operating activities compared to the first six months of the prior year during which the Company generated $1.9 million in cash from operating activities. The difference is the result of higher accounts receivables, as several significant ESP rebuild projects were completed and billed during the second quarter of fiscal 2001, but payment was not yet due at quarter end.

Investing activities resulted in a net use of cash of $2.3 million and $2.4 million for the six months ended March 31, 2001 and 2000, respectively. The investment in capital expenditures was $2.4 million for the first six months of fiscal 2001 and $2.5 million for the first six months of fiscal 2000.

During the first six months of fiscal 2001, the Company's financing activities consisted primarily of $7.8 million of net borrowings which were used to repurchase $5.9 million of the Company's common stock and to fund the Company's capital expenditures during this period. For the first six months of fiscal 2000, net borrowings of $4.9 million were used to repurchase $3.4 million of the Company's common stock and to fund a portion of that year's capital expenditures.

The Company has financing commitments that include $13.8 million outstanding under a U.S. term note with a final maturity in 2005, an $18.0 million U.S. revolving credit facility maturing in 2002, and credit facilities in Germany for a U.S. equivalent of approximately $5.0 million maturing in 2003. The Company's unused commitments as of March 31, 2001 were approximately $3.6 million. Between April 1, 2001 and April 18, 2001, the Company repaid $2.2 million of debt from operating cash flows. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future, however, it is negotiating with certain financial institutions with the intent to increase its borrowing capacity by approximately $5 million.

Outlook
In order to assist investors and analysts as they formed their current year expectations for the Company, guidance included in the report on Form 10-K filed with the Securities and Exchange Commission on November 8, 2000 noted that earnings per diluted share for fiscal 2001 were expected to be in the range of $1.05 to $1.15. This guidance was provided subject to information included in the "Factors Affecting Earnings and Share Price" included in that report. Although the Company's results for the first six months of the current fiscal year have been strong, it is unlikely that the high end of that range will be achieved as a slowing in the U.S. economy has negatively impacted new order activity in a number of key industries. It is furthermore appropriate to provide guidance that in the event the downturn in the U.S. economy becomes more severe or protracted, earnings per diluted share for the current fiscal year could be slightly below the previously announced range. This outlook is based on the following factors:

Fiscal 2001

o Due to the seasonal nature of certain portions of the Company's businesses, profits for the third quarter of fiscal 2000 were less than the second quarter. BHA expects this trend to be consistent in the current year and that earnings per diluted share for the quarter ending June 30, 2001 will be between $.17 and $.22 per diluted share. This compares to $.20 per diluted share for the quarter ended June 30, 2000.

o Given the overall uncertainty associated with the U.S. economy, it is difficult to have visibility as to the Company's future results beyond 90 days.

o In anticipation of slowing business conditions, the Company has taken action to reduce its overall cost structure and improve efficiency. During the most recent quarter, pre-tax expense of $.2 million was incurred related to severance costs associated with the elimination of positions for nearly 4% of the Company's workforce. This effort is expected to result in annual savings of at least $1 million.

o The Company views its strong financial position as a competitive advantage. During the next six months, the Company expects to produce at least $8 million in free cash flow that will primarily be used to reduce amounts outstanding under its revolving credit facility. The Company believes it is important to achieve the balance sheet leverage and cash flow targets it established going into the year. In order to meet its original goals, capital projects aggregating $2 million have been deferred.

U.S. Market Conditions for the Air Pollution Control Business
o Sales of fabric filters and related parts to customers in the U.S. represent a significant portion of BHA's overall sales. Recognizing the slowing U.S. manufacturing economy, many of BHA's customers in traditional industries have delayed purchases for replacement parts or system conversions that would enable them to increase production. Accordingly, the dollar value of new orders for domestic fabric filter replacement parts and service for the first six months of fiscal 2001 are 10% below the same period in the prior year. It is important to note that the new orders received have been at improved gross margins. During this slower period, the Company is focused on and believes it is expanding its market share, however, a severely weakening U.S. economy could result in a further decline in new orders which would have a negative impact on the Company's fiscal 2001 financial results.


o The current energy situation in the U.S. has led to a surge in replacement parts and service business for ESPs. An ESP is the prevalent piece of air pollution control equipment on coal-fired boilers for the U.S. electrical utility industry. Many customers in this industry are focused on increasing the use of coal as a source of fuel while maintaining compliance with environmental regulations. These efforts are largely driven by higher natural gas and oil prices. The electric utilities are looking to reduce downtime and improve the efficiency of their coal-fired generating capacity. The Company is extremely well positioned in this market and is benefiting from opportunities to work with these electric utility customers. As a normal seasonal pattern, the execution of project work during the summer that starts with the Company's third quarter will sequentially be down from the most recently completed quarter as the electric utilities will have their units on-line during this period of peak demand. The Company is working to build a new order backlog of project work for the fall and spring outage seasons.

o During February of 2001, the U.S. Supreme Court upheld the way the Environmental Protection Agency (EPA) sets clean air standards. The Court noted that the EPA is not required to consider the financial cost of reducing harmful emissions when setting air quality standards. This ruling is largely viewed as positive for the environment. The Company believes that it will benefit by continuing to work with its customers to implement cost-effective solutions that make good sense for both business and the environment. This ruling and the increasing awareness of the impact of fine particulate on human health are not expected to result in an immediate increase in new business for the Company. They are, however, positive indicators that the Company is well positioned to work with industry in the U.S. as these issues continue to increase in importance.

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

Quantitative and Qualitative Disclosures about Market Risk

Forward Exchange Contracts
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 2001, the aggregate amount of such forward exchange contracts was approximately $2.9 million, and the market value of these contracts exceed their face value by $130,000.

Part II. Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On February 20, 2001, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

(a)  The following persons were elected as Directors by the following vote:


                                                  For                 Authority Withheld
Don H. Alexander                               5,285,675                     24,773
Robert D. Freeland                             5,285,708                     24,740
Richard C. Green                               5,090,605                    219,843
James E. Lund                                  5,285,451                     24,997
Thomas A. McDonnell                            5,285,708                     24,740
Lamson Rheinfrank, Jr.                         5,285,708                     24,740
James J. Thome                                 5,285,701                     24,747

(b) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2001 was as follows:

         For                   Against             Withheld             Non-Vote
      5,310,447                   1                   0                     0

Item 6 - Exhibits and Reports on Form 8-K:

(a)  Exhibit 11: Computation of earnings per common share.

(b) During the quarter ended March 31, 2001, there were no reports on Form 8-K filed by the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                BHA GROUP HOLDINGS, INC.
                                                                (Registrant)





                   April 24, 2001                          By:  /s/ James C. Shay
------------------------------------------------------          -------------------------------------------------------
                        Date                                                         (Signature)
                                                                James C. Shay
                                                                Senior Vice President, Finance and Administration,
                                                                Principal Financial and Accounting Officer


                                                           By:  /s/ James E. Lund
                                                                -------------------------------------------------------
                                                                                     (Signature)
                                                                James E. Lund
                                                                President and Chief Executive Officer