Form 10-Q
period 2001-06-30
BHA GROUP INC
filed 2001-07-24
CIK 801128

                       Securities and Exchange Commission

                             Washington, D.C. 20549

        -----------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934

       For the Quarter Ended                           Commission File Number
           June 30, 2001                                      0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                                  43-1416730
------------------------------------------                  ---------------------------------------
     (State or Other Jurisdiction of                             (I.R.S. Employer Identification
      Incorporation or Organization)                             Number)

          8800 East 63rd Street, Kansas City, Missouri                                  64133
---------------------------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's telephone number, including area code                              (816) 356-8400
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

As of July 16, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,096,447.

                          Part I. Financial Information

                    BHA Group Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                           (In Thousands)                                    June 30,           September 30,
                               Assets                                          2001                  2000
                               ------                                       (Unaudited)
                                                                          ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                $  3,818            $  3,877
     Accounts receivable, less allowance for doubtful receivables
         of $1,161 and $1,039, respectively                                     31,285              31,569
     Inventories (note 3)                                                       22,262              26,357
     Income taxes receivable                                                       590                  --
     Prepaid expenses                                                            2,909               2,495
     Deferred income taxes                                                       2,810               2,510
                                                                          ----------------    -------------------
              Total current assets                                              63,674              66,808
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          71,998              71,764
     Less accumulated depreciation and amortization                             38,264              37,075
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 33,734              34,689
                                                                          ----------------    -------------------
Other assets                                                                    10,219              10,735
                                                                          ----------------    -------------------
                                                                              $107,627            $112,232
                                                                          ================    ===================

                Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt and lease obligations             $  2,900            $  2,669
     Accounts payable                                                            7,182              10,357
     Accrued expenses and other current liabilities                             10,975              10,267
     Income tax payable                                                             --                 240
                                                                          ----------------    -------------------
         Total current liabilities                                              21,057              23,533
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,997               2,096
Long-term debt, excluding current installments                                  16,053              17,638
Long-term lease obligations, excluding current installments                      6,800               7,200
Other liabilities                                                                1,640               1,958
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares.                   88                  87
         Issued 8,771,377 in 2001 and 8,752,895 in 2000.
     Additional paid-in capital                                                 61,931              61,854
     Retained earnings                                                          33,649              28,440
     Accumulated - other comprehensive income                                     (690)             (1,634)
     Less cost of 2,662,916 and 2,236,552 shares, respectively, of
         common stock in treasury                                              (34,898)            (28,940)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        60,080              59,807
                                                                          ----------------    -------------------
                                                                              $107,627            $112,232
                                                                          ================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Three Months Ended June 30, 2001 and 2000

                                   (Unaudited)

(In thousands, except per share data)                                        2001                   2000
                                                                             ----                   ----
Net sales                                                                  $41,930                 $40,716
Cost of sales                                                               29,301                  28,984
                                                                    -------------------    --------------------
         Gross margin                                                       12,629                  11,732
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,096                   4,657
     General and administrative expense                                      4,684                   4,512
                                                                    -------------------    --------------------
         Total operating expenses                                            9,780                   9,169
                                                                    -------------------    --------------------
         Operating income                                                    2,849                   2,563
                                                                    -------------------    --------------------

Interest expense, net                                                          366                     502
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,483                   2,061
                                                                    -------------------    --------------------

     Income taxes                                                              812                     737
                                                                    -------------------    --------------------
         Net earnings                                                      $ 1,671                 $ 1,324
                                                                    ===================    ====================

Basic earnings per common share                                            $   .27                 $   .20
Diluted earnings per common share                                              .26                     .20

Basic weighted average number of common shares outstanding                   6,108                   6,520
Diluted weighted average number of common shares outstanding                 6,433                   6,592


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                For the Nine Months Ended June 30, 2001 and 2000

                                   (Unaudited)

(In thousands, except per share data)                                      2001                   2000
                                                                           ----                   ----
Net sales                                                               $  136,149             $   125,593
Cost of sales                                                               96,114                  88,725
                                                                    -------------------    --------------------
         Gross margin                                                       40,035                  36,868
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                        15,630                  14,889
     General and administrative expense                                     14,371                  13,438
                                                                    -------------------    --------------------
         Total operating expenses                                           30,001                  28,327
                                                                    -------------------    --------------------
         Operating income                                                   10,034                   8,541
                                                                    -------------------    --------------------

Interest expense, net                                                        1,344                   1,492
                                                                    -------------------    --------------------
         Earnings before income taxes                                        8,690                   7,049
                                                                    -------------------    --------------------

     Income taxes                                                            2,917                   2,487
                                                                    -------------------    --------------------
         Net earnings                                                   $    5,773             $     4,562
                                                                    ===================    ====================

Basic earnings per common share                                         $      .93             $       .69
Diluted earnings per common share                                              .88                     .68

Basic weighted average number of common shares outstanding                   6,230                   6,630
Diluted weighted average number of common shares outstanding                 6,533                   6,687


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
           for the Three and Nine Months Ended June 30, 2001 and 2000

                                   (Unaudited)

                                                                                   Three Months Ended
(In thousands)                                                                 2001                  2000
                                                                               ----                  ----
Net earnings                                                                 $  1,671              $  1,324

Other comprehensive income:
     Foreign currency translation adjustments                                     327                  (586)
     Net change in foreign exchange gains deferred in
         accordance with FAS 133                                                  (40)                --
                                                                         -----------------     -----------------
Comprehensive income                                                         $  1,958              $    738
                                                                         =================     =================




                                                                                   Nine Months Ended
(In thousands)                                                                 2001                  2000
                                                                               ----                  ----
Net earnings                                                                 $  5,773              $  4,562

Other comprehensive income:
     Foreign currency translation adjustments                                     854                  (741)
     Foreign exchange gains deferred upon
         implementation of FAS 133                                                144                 --
     Net change in foreign exchange gains deferred in
         accordance with FAS 133                                                  (54)                --
                                                                         -----------------     -----------------
Comprehensive income                                                         $  6,717              $  3,821
                                                                         =================     =================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                for the Nine Months Ended June 30, 2001 and 2000

                                   (Unaudited)

(In thousands, except share and per share data)                                       2001                      2000
                                                                                      ----                      ----
Common stock:
     Balance at beginning period                                                    $    87                  $    87
     Issuance of 15,746 and 721 shares of common
         stock in 2001 and 2000, respectively                                             1                     --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            88                       87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  61,854                   61,792
     Excess over par value of common stock issued                                       185                        7
     Stock issued from treasury for stock option exercises                             (108)                    --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        61,931                   61,799
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  28,440                   23,219
     Net earnings for the period                                                      5,773                    4,562
     Cash dividends of $.06 per share paid on common stock
         during 2001 and 2000                                                          (564)                    (599)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        33,649                   27,182
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                  (1,634)                    (899)
     Equity adjustment from foreign currency translation                                944                     (741)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                          (690)                  (1,640)
                                                                           ----------------------    ---------------------
Unearned compensation:
     Balance at beginning of period                                                    --                         (4)
     Compensation expense                                                              --                          4
                                                                           ----------------------    ---------------------
     Balance at end of period                                                          --                       --
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                 (28,940)                 (25,303)
     Acquisition of 437,108 and 375,434 shares of common
         stock, at cost, during 2001 and 2000, respectively                          (5,909)                  (3,613)
     Issuance of 10,744 treasury shares pursuant to stock
         option exercises, net, during 2001                                             (49)                    --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                       (34,898)                 (28,916)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                    $ 60,080                 $ 58,512
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended June 30, 2001 and 2000

                                   (Unaudited)


(In thousands)                                                                  2001                  2000
                                                                                ----                  ----
Cash flows from operating activities:
     Net earnings:                                                            $ 5,773               $ 4,562
         Adjustment to reconcile net earnings to net cash
              provided by operating activities:
         Depreciation and amortization                                          4,566                 4,237
         Deferred income taxes                                                   (399)                 (476)

     Changes in assets and liabilities:
         Accounts receivable                                                      284                (1,074)
         Inventories                                                            4,095                 1,955
         Prepaid expenses                                                        (414)                 (225)
         Accounts payable                                                      (3,175)                  188
         Accrued expenses and other liabilities                                   708                 1,725
         Income taxes payable                                                    (830)                  513
                                                                         -----------------     -----------------
              Net cash provided by operating activities                        10,608                11,405
                                                                         -----------------     -----------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (2,990)               (4,001)
     Change in other assets and liabilities                                      (423)                 (303)
                                                                         -----------------     -----------------
         Net cash used in investing activities                                 (3,413)               (4,304)
                                                                         -----------------     -----------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (564)                 (599)
     Purchase of treasury stock                                                (5,909)               (3,613)
     Proceeds from issuance of common stock                                       175                     7
     Stock options exercised, net payments                                       (146)                 --
     Net proceeds from borrowings under revolving bank lines
         of credit                                                                521                 2,792
     Repayments of long-term debt and other long-term liabilities              (2,275)               (2,900)
                                                                         -----------------     -----------------
         Net cash used by financing activities                                 (8,198)               (4,313)
                                                                         -----------------     -----------------

         Equity adjustment from foreign currency translation
              and derivative instruments                                          944                 (741)
                                                                         -----------------     -----------------

     Net increase (decrease) in cash and cash equivalents                         (59)                2,047
Cash and cash equivalents at beginning of period                                3,877                   877
                                                                         -----------------     -----------------
Cash and cash equivalents at end of period                                    $ 3,818               $ 2,924
                                                                         =================     =================


See accompanying notes to condensed consolidated financial statements.

                    BHA Group Holdings, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements

(1)  Basis of Presentation
These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis.

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

In order to comply with these standards, the Company has, in the accompanying financial statements, recognized freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. Previously, prepay and add freight billed to customers was netted with cost of sales. During the quarter and nine months ended June 30, 2001, prepay and add freight billed by the Company was $0.9 million and $2.9 million, respectively. In order to present the financial statements on a consistent basis, revenues and cost of sales were each increased for the quarter and nine months ended June 30, 2000 in the amount of $0.9 million and $2.5 million, respectively.

Accounting for Derivative Instruments and Hedging Activities
On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivative instruments be recognized on the balance sheet at their fair value. The adoption of SFAS 133 impacts the Company's accounting for foreign currency forward exchange contracts.

The Company has entered into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. Upon adoption of SFAS 133, the fair value of these contracts has been recognized in prepaid expenses in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at June 30, 2001 was $1.6 million and the market value of these contracts exceed their face value by $90,000, approximately $75,000 of which is expected to be reclassified into net earnings within the next twelve months.

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

                                                       (In thousands, except per share data)
                                                            For the three months ended
                                             June 30, 2001                               June 30, 2000
                               ------------------------------------------  ------------------------------------------
                               Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
  shareholders                    $ 1,671         6,108       $ 0.27          $ 1,324         6,520       $ 0.20

Effect of dilutive securities--
 stock options                       --             325                         --               72

Diluted earnings per share:
Earnings available to common
  shareholders and assumed
  conversion                      $ 1,671         6,433       $ 0.26          $ 1,324         6,592       $ 0.20
                               ==========================================  ==========================================

                                                       (In thousands, except per share data)
                                                             For the nine months ended
                                             June 30, 2001                               June 30, 2000
                               ------------------------------------------  ------------------------------------------
                               Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
  shareholders                   $ 5,773         6,230       $ 0.93          $ 4,562         6,630       $ 0.69

Effect of dilutive securities--
  stock options                     --             303                          --              57

Diluted earnings per share:
Earnings available to common
  shareholders and assumed
  conversion                     $ 5,773         6,533       $ 0.88          $ 4,562         6,687       $ 0.68
                               ==========================================  ==========================================

(4)  Inventories
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 2001 and September 30, 2000 were as follows (in thousands):

                                    June 30,                September 30,
                                      2001                       2000
                             -----------------------    -----------------------
Raw materials                         16,654                    $16,760
Work-in-process                        1,809                      1,168
Finished goods                         3,799                      8,429
                             ---------------------       -----------------------
Total                                $22,262                    $26,357
                             =====================       =======================

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

Reportable segment data was as follows (in thousands):

Net Sales

                                                Three Months Ended
                               ---------------------------------------------------
                                          June 30,                    June 30,
                                            2001                        2000
                               -----------------------     -----------------------
Domestic APC                               $34,801                     $34,773
Europe APC                                   5,187                       3,996
BHA Technologies                             1,942                       1,947
                                 -----------------------     -----------------------
Total                                      $41,930                     $40,716
                                 =======================     =======================


                                                 Nine Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                           $112,010                     $106,971
Europe APC                               16,700                       14,943
BHA Technologies                          7,439                        3,679
                                 -----------------------     -----------------------
Total                                  $136,149                     $125,593
                                 =======================     =======================


Net sales represent revenues from sales to unaffiliated customers.

Earnings (Loss) Before Income Taxes

                                                 Three Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                            $ 2,363                      $ 2,448
Europe APC                                  272                         (253)
BHA Technologies                           (152)                        (134)
                                 -----------------------     -----------------------
Total                                   $ 2,483                      $ 2,061
                                 =======================     =======================

                                                 Nine Months Ended
                                 ---------------------------------------------------
                                        June 30,                    June 30,
                                          2001                        2000
                                 -----------------------     -----------------------
Domestic APC                            $ 8,355                      $ 8,394
Europe APC                                  873                         (646)
BHA Technologies                           (538)                        (699)
                                 -----------------------     -----------------------
Total                                   $ 8,690                      $ 7,049
                                 =======================     =======================

                    BHA Group Holdings, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                  Results of Operations and Financial Condition


General
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 5 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all air pollution control business for which the products or services are sold or managed from the United States. Generally, this includes revenues from sales to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

Net Sales
Consolidated net sales for the nine months ended June 30, 2001 ("fiscal 2001") increased 8% to $136.1 million from $125.6 million for the same period in fiscal 2000. Consolidated sales for the quarter ended June 30, 2001 ("third quarter") increased 3% to $41.9 million from $40.7 million for the same period in fiscal 2000.

Sales in Domestic APC increased 5% for the nine month period and were essentially flat for the third quarter as compared to the same periods in fiscal 2000. Sales in this business segment increased $5.0 million year over year for the nine month period due to the strength of the electrostatic precipitator ("ESP") business. Sales of ESP products and services were $8.6 million higher for the first nine months of fiscal 2001 than for the same period in the prior year which more than offset declines of approximately $4.1 million within the U.S. fabric filter sales group and approximately $0.5 million in export sales. The ESP business benefited from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. Fabric filter shipments have been impacted by the slowdown in the manufacturing sector of the U.S. economy. Export shipments have been lower than in the prior year as the Company has not completed any significant ESP projects in Latin America during the current fiscal year.

The European segment's sales, expressed in U.S. dollars, increased 30% for the third quarter and 12% for the first nine months of fiscal 2001 as compared to the same periods in fiscal 2000. The sales comparisons are distorted by a weakening in the European currencies during the first quarter of fiscal 2000. When expressed in Euros, sales increased by 24% for the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. The sales growth primarily reflects work completed on two large ESP projects during the current fiscal year together with modestly higher shipments of the Company's fabric filter products.

Shipments of ePTFE membrane from BHA Technologies to third party customers were $1.9 million in the third quarter of both fiscal 2001 and 2000. For the first nine months of fiscal 2001, shipments increased to $7.4 million from $3.7 million for the same period in the prior year. The increase is largely the result of shipments of HEPA rated filters under a multi-year supply agreement with a major consumer products manufacturer which began in the third quarter of fiscal 2000. Additionally, current year sales include modest shipments of membrane for apparel and clean room products.

Gross Margin
Consolidated gross margin was 30.1% of sales for the third quarter of fiscal 2001 compared to 28.8% of sales for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, gross margin was 29.4% of sales which was consistent with the gross margin for the same period in fiscal 2000. The improved gross margin for the most recent quarter was the result of favorable sales mix combined with adjustments in the cost structure of the Company's manufacturing plants which improved profitability on the lower volumes of fabric filter production.

Operating Expenses
Operating expenses were $9.8 million (23.3% of sales) for the third quarter of fiscal 2001 compared to $9.2 million (22.5% of sales) for the same quarter in fiscal 2000. For the first nine months of fiscal 2001, operating expenses were $30.0 million (22.0% of sales) compared to $28.3 million (22.6% of sales) for the same period in the prior year. The increase in expenses included higher health plan costs and increased spending on the BHA Technologies segment. Operating expenses in the most recent quarter declined as compared to the second quarter of this year as the Company reduced costs in anticipation of continued weakness in the manufacturing sector of the U.S. economy and the related impact on the Company's domestic fabric filter business.

Interest Expense
Interest expense was $0.4 million in the third quarter of fiscal 2001 and reflected a substantial decline as compared to the prior year. Average borrowings were over $3.0 million lower in fiscal 2001. Interest rate reductions announced by the Federal Reserve in recent months resulted in a decline in the average rate for the most recent quarter to 5.2% compared to 6.2% for the same period in the prior year. Interest expense for the first nine months of fiscal 2001 was approximately $150,000 lower than for the same period in the prior year due to lower borrowing levels. All of the Company's borrowings are at variable interest rates.

Earnings Before Income Taxes
Pre-tax earnings for the Domestic APC segment were $2.4 million for the third quarter which was approximately $0.1 million below the prior year on comparable sales volumes. For the first nine months of fiscal 2001, pre-tax income for the Domestic APC segment was $8.4 million (7.5% of sales) compared to $8.4 million (7.8% of sales) for the same period in fiscal 2000. The decline in profitability as a percentage of sales for this nine month period is the result of lower profits in the domestic fabric filter business.

The Europe APC segment experienced a significant improvement in profitability for both the third quarter and the first nine months of fiscal 2001 due to improved operations as well as favorable foreign exchange experience. For the nine months, the pre-tax results improved from a loss of $0.6 million in fiscal 2000 to income of $0.9 million in fiscal 2001. Of the improvement for the nine month period, $0.4 million was the result of foreign exchange as the Company incurred exchange rate losses of approximately $150,000 in fiscal 2000 and gains of approximately $250,000 in fiscal 2001. The remaining improvement was the result of the 24 % increase in sales (expressed in local currencies).

BHA Technologies' pre-tax loss was $152,000 in the third quarter compared to a pre-tax loss of $134,000 for the same period in the prior year. For the first nine months of fiscal 2001, the pre-tax loss was $0.5 million compared to a pre-tax loss of $0.7 million in the prior year despite an increase in sales to non-affiliates from $3.7 million to $7.4 million. The profitability did not improve commensurate with sales growth because of the higher cost structure. The increased expense structure includes costs associated with the second production facility that has been brought on-line in fiscal 2001 combined with increased marketing and development costs incurred to develop new products and markets for the Company's ePTFE membrane.

Income Taxes
The effective income tax rate for the first nine months of fiscal 2001 was 33.6% compared to 35.3% for the same period in the prior year. The fiscal 2000 tax rate was higher than the Company's historical rate due to losses on certain foreign subsidiaries for which the Company did not recognize any tax benefits.

Net Earnings
Net earnings for the third quarter of fiscal 2001 were $1.7 million ($0.26 per diluted share) compared to net earnings of $1.3 million ($0.20 per diluted share) in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, the Company had net earnings of $5.8 million ($0.88 per diluted share) compared to earnings of $4.6 million ($0.68 per diluted share) for the same period in the prior year. For the nine month periods, the average number of common and common equivalent shares declined from 6.7 million shares in fiscal 2000 to 6.5 million shares in fiscal 2001 due to stock repurchased by the Company in the open market in each year partially offset by increased dilution from outstanding stock options that resulted from the higher share price.

Liquidity and Capital Resources
Net working capital decreased from $43.3 million at September 30, 2000 to $42.6 million at June 30, 2001. The current ratio at June 30, 2001 and September 30, 2000 was 3.0 and 2.8, respectively. The Company's cash decreased from $3.9 million at September 30, 2000 to $3.8 million at June 30, 2001.

During the nine months ended June 30, 2001, the Company generated $10.6 million from operating activities compared to $11.4 million generated during the first nine months of the prior year.

Investing activities resulted in a net use of cash of $3.4 million and $4.3 million for the nine months ended June 30, 2001 and 2000, respectively. The investment in capital expenditures was $3.0 million for the first nine months of fiscal 2001 and $4.0 million for the first nine months of fiscal 2000.

During the first nine months of fiscal 2001, the Company used $8.2 million of cash in financing activities including the repurchase $5.9 million of the Company's common stock and net payments on borrowings totaling $1.8 million. For the first nine months of fiscal 2000, the Company used $4.3 million of cash in financing activities including the repurchase $3.6 million of the Company's common stock.

The Company has financing commitments that include $12.5 million outstanding under a U.S. term note with a final maturity in 2005, an $18.0 million U.S. revolving credit facility maturing in 2004, and credit facilities in Germany for a U.S. equivalent of $5.0 million maturing in 2004. The Company's unused commitments as of June 30, 2001 were approximately $16.9 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

Due to the seasonal nature of certain portions of the Company's businesses, profits for the third and fourth fiscal quarters are traditionally lower than for the first and second fiscal quarter. The Company generated profits of $0.22 during the fourth quarter of fiscal 2000 and currently anticipates earnings for the current year fourth quarter to be between $0.19 and $0.24 per share. Given the overall uncertainty associated with the U.S. economy, it is difficult to have visibility as to the Company's future results beyond 90 days.

U.S. Market Conditions for the Air Pollution Control Business
o Sales of fabric filters and related parts to customers in the U.S. represent a significant portion of BHA's overall sales. Recognizing the slowing U.S. manufacturing economy, many of BHA's customers in traditional industries have delayed purchases for replacement parts or system conversions that would enable them to increase production. Accordingly, the dollar value of new orders for domestic fabric filter replacement parts and service for the first nine months of fiscal 2001 are nearly 10% below the same period in the prior year. During this slower period, the Company is focused on and believes it is expanding its market share.

o The current energy situation in the U.S. has led to a surge in replacement parts and service business for ESPs. An ESP is the prevalent piece of air pollution control equipment on coal-fired boilers for the U.S. electrical utility industry. Due to tight supplies of electricity, many customers in this industry are focused on increasing the capacity or utilization of their coal-fired boilers while maintaining compliance with environmental regulations. The electric utilities are looking to reduce downtime and improve the efficiency of their coal-fired generating capacity. The Company is extremely well positioned in this market and is benefiting from opportunities to work with these electric utility customers. These factors have led to an $8.6 million or 37% increase in sales for the first nine months of fiscal 2001 as compared to the same period in the prior year. As a normal seasonal pattern, the execution of project work during the fourth quarter of the current fiscal year is expected to be sequentially lower than the previous quarters as electric utilities will have their units on-line during this period of peak demand. During the upcoming quarter, the Company is working to build a new order backlog of project work for the fiscal 2002 fall and spring outage seasons. The strength in the ESP portion of our business has offset declines in domestic fabric filter replacement parts and service sales. In the event that the Company's ESP volumes were to decline before the manufacturing sector of the U.S. economy improves, it would have an adverse impact on the Company's operating results.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at June 30, 2001, a 1% fluctuation in market rates would impact interest expense by approximately $250,000 annually.

Exchange Rates
The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At June 30, 2001, the amount of such unhedged exposures was approximately $1.6 million, substantially all of which is related to its affiliates in the European Common Market. The amount of unhedged exposures was reduced to $0.5 million subsequent to June 30.

Forward Exchange Contracts
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At June 30, 2001, the aggregate amount of such forward exchange contracts was approximately $1.6 million, and the market value of these contracts exceeds their face value by $90,000.

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibit 11: Computation of earnings per common share. See Note 3 to unaudited financial statements for the required disclosure.

(b) During the quarter ended June 30, 2001, there were no reports on Form 8-K filed by the Company.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BHA GROUP HOLDINGS, INC.
                                      (Registrant)




                    July 24, 2001                          By:  /s/ James C. Shay
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
