Form 10-K
period 2001-09-30
BHA GROUP INC
filed 2001-11-06
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                             Commission File Number
     September 30, 2001                                      0-15045

                            BHA Group Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                                                   43-1416730
----------------------------------------                                  --------------------------------------------
    (State or other jurisdiction of                                          (I.R.S. Employer Identification No.)
    incorporation or organization)

       8800 East 63rd Street, Kansas City, Missouri                                                        64133
------------------------------------------------------------------------------------------------------ ---------------
         (Address of principal executive offices)                                                        (Zip Code)

Registrant's telephone number, including area code:                                  (816) 356-8400
                                                                   ---------------------------------------------------

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

               Yes    [X]            No       [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 26, 2001, the number of shares outstanding of the Registrant's Common Stock was 6,106,275 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $42,043,380, computed by reference to the closing price of $15.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on October 26, 2001.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 19, 2002 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

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

PART I

ITEM 1 - BUSINESS

BHA Group Holdings, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is a global filtration company. Its principal business is the design, manufacture and sale of replacement parts and the performance of rehabilitation conversion services for the types of industrial air pollution control ("APC") equipment known as "baghouses", "cartridge collectors" and "electrostatic precipitators" ("ESPs"). This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses, and between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Near East, the Pacific Rim and China. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

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

During 1994, the Company established BHA Technologies as a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, ePTFE membrane is laminated using a thermal process to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX(R). The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control business with ePTFE membranes for use on filter elements, BHA Technologies has also identified other market niches and product opportunities. Products currently being sold include membrane fabrics for use in high performance outerwear marketed under the eVENT (TM) trade name, high efficiency (HEPA) filter media used in household appliances and industrial applications, cleanroom garments, military outerwear, and allergy relief products.

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

INTERNATIONAL BUSINESSES

The Company sells products and services in several geographical areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and People's Republic of China ("China"). The European business operations manufacture and sell products and services in Europe, the Middle East, and North Africa. The financial data for the Company's domestic and foreign businesses is disclosed in note 9 to the consolidated financial statements. Each of the entities identified below is 100% owned, either directly or indirectly, by the Company.

EUROPE
------
BHA GROUP GMBH
BHA Group GmbH ("GmbH"), formerly Filtra GmbH, is a German corporation that operates from Ahlen, Germany as an air pollution control replacement parts marketer, selling products throughout Europe, the Middle East, and Northern Africa. Until September 1999, GmbH manufactured APC parts, however, such operations are now consolidated into the BHA Purfilter S.L. facility in Barcelona, Spain.

BHA GROUP AG
------------
BHA Group AG, formerly SF Air Filtration AG, is a Swiss corporation that designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures the pleated media filter elements in Klus/Balsthal, Switzerland and sells these products throughout Europe.

BHA UK LIMITED
--------------
BHA UK Limited sells industrial air pollution control parts and services to customers throughout the United Kingdom and supports product sales from the manufacturers in Spain and Switzerland helping the Company to expand its presence in Europe.

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

ASIA
----
BHA GROUP PHILIPPINES, INC.
BHA Group Philippines, Inc. ("BHA Philippines") is located in Manila, Philippines and operates as BHA's Asia-Pacific regional sales office to support the export sales from the United States to customers in the Pacific Rim and Australia.

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

COMPETITION

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. A number of regional offices have been established in Asia and Latin America. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators.

The domestic market for electrostatic precipitators has been competitive in recent years due largely to the utility industry, which has been restructuring in response to deregulation. During the past year, tight energy supplies have led to a surge in replacement parts and service business for ESPs. An ESP is the prevalent piece of air pollution control equipment on coal-fired boilers for the
U. S. electrical utility industry. Due to tight supplies of electricity, many customers in the industry have been focusing on increasing the capacity or utilization of their coal-fired boilers while maintaining compliance with environmental regulations. The electric utilities are looking to reduce downtime and improve efficiency of their coal-fired generating capacity. The company believes that it is well positioned in this market and is benefiting from opportunities to work with these electric utility customers. Outside of the U.S., it is important to note that electrostatic precipitators are currently more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace.

The market in which BHA Technologies competes is much less fragmented than the APC business. The primary competitors include the industry leader, W. L. Gore, which developed the process for expanded PTFE in 1958. Other competitors include Tetratec and Nitto Denko. Competition is based upon brand name, quality, innovation and pricing.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

General Business Conditions
---------------------------
The current business environment around the world is challenging. Planning has become more complex as the uncertainties and threats associated with war, terrorist activities and a global recession must be considered. The Company is not immune from these significant external factors and a serious business downturn resulting from any of those factors would have a material adverse impact on its operating results.

The Company continues to monitor the global business environment very closely and its potential impact on BHA's business. While the current environment poses a serious threat to near term operating results, the Company believes it is well positioned in its markets to generate positive earnings and consistent cash flows during a period of slower business. The Company will use its free cash flows to invest in its business to strengthen its competitive position. The following briefly summarizes a few of the Company's key strategies and competitive advantages:

o The Company is a global leader in the APC replacement parts and service market and is looking to expand market share through its ability to deliver value to its customers.
o The Company has a stronger financial position than many of its competitors and will use its free cash flow to invest in its people, new products, technology and its common stock repurchase program.
o The Company is a world leader in the supply of innovative filtration products. Its business includes a diverse product line across numerous filtration applications. The business is also diverse from a geographic and industry perspective.
o The Company is working to expand these and other competitive advantages during this period of economic uncertainty.

Although the Company has confidence in its strategies and business plans, it is important to note that there are a number of risk factors that could have a material adverse impact on future results. These factors are discussed in more detail below.

Domestic Air Pollution Control (APC) Segment
--------------------------------------------
U.S. Fabric Filter
The Company is the leader in the supply of replacement parts and service to U.S. operators of fabric filter dust collectors. During the Company's fiscal year ended September 30, 2001 ("fiscal 2001"), its sales were $86 million in this market, representing a 5% decrease from the prior year. Industry data indicates that the U.S. market for these products contracted as much as 20% during that period. Factors contributing to the market decline include customer efforts to reduce on-hand inventories, delays in spending for major equipment upgrades and reduced plant utilization. For its fiscal year ending September 30, 2002 ("fiscal 2002"), the Company will be focused on further expanding its share in this market. Although the Company believes it will be successful in expanding its market presence, a severe and protracted downturn in the U.S. economy would have a material adverse impact on the Company's near-term operating results due to the cyclical nature of many of the industries its customers operate in. Such weakness in the U.S. market could result in a further decline in sales and possibly gross margin compression due to competitive pressures in the marketplace.

U.S. Electrostatic Precipitator (ESP)
The fiscal 2001 results in this area were very strong as sales of $36 million represented a 29% increase over the prior year. The electric utility industry represents the primary industry group serviced by this portion of the Company's business. The Company believes it is a leader in this market. ESP's are the primary air pollution control technology utilized on coal-fired boilers at electric utilities. The Company's internal project tracking system indicates that in the near-term there appear to be good opportunities for large project work. Demand for the Company's products and services are influenced in part by the price of coal relative to natural gas and other alternatives. Demand is also influenced by regulatory pressure. The longer-term dynamics for both of these factors appear to be favorable for the Company. Any shorter-term volatility would impact near-term results. A substantial portion of the sales derived in this area is fixed price work on major field installations that carry their own sets of risks. Any decline in fiscal 2002 sales in this area relative to fiscal 2001 results or substantial project cost overruns on fixed-price work would have a material adverse impact on the Company's short-term operating results.

U.S. Exports to Latin America and Asia
The Company exports fabric filter and ESP replacement parts and service to customers in Latin America and Asia. During fiscal 2001, sales were $21 million, up 5% from the prior year. Although the Company does not have a substantial investment in property, plant and equipment in either of these regions, the uncertainty associated with world events holds additional risks for this portion of the business. Specifically, the economies of many of the countries BHA sells to in Latin America follow closely the U.S. economy. A severe and protracted downturn in the U.S. economy would negatively impact many of the countries the Company serves throughout Latin America. With respect to Asia, the primary concerns relate to a decline in business that could occur if tensions and conflict in the region continue to escalate. In the event that business conditions remain uncertain in Latin America or Asia for an extended period of time, the large project portion of exports to these markets could decline. Such a decline, would have a material adverse impact on the Company's operating results.

Europe APC Segment
------------------
The Company's Europe APC Segment posted a substantial turnaround in operating results from fiscal 2000 to 2001. Sales for this segment were $22 million in fiscal 2001. Moving into fiscal 2002, a significant risk factor relates to the potential softening of the market in Europe as part of an overall deterioration of the global economy. Approximately 15% of Europe's fiscal 2001 sales relate to ESP project work. A substantial portion of this work is for customers in North Africa and the Middle East and could be negatively impacted by world events. Another risk to the Europe APC segment would be any substantial or prolonged strengthening of the U.S. dollar as many of the products and raw materials sold to customers in this market are sourced from the U.S. Any one or combination of the above noted factors could have a material adverse impact on the Company's operating results.

BHA Technologies Segment
------------------------
Through BHA Technologies, the Company has established a business to supply ePTFE membrane products for use in applications outside of air pollution control. BHA Technologies reduced its pre-tax losses from $0.6 million in fiscal 2000 to $0.2 million in fiscal 2001. In fiscal 2001, sales by BHA Technologies to non-affiliates were $10.8 million, up from $6.6 million in fiscal 2000. The Company is focused on establishing through BHA Technologies a business segment that provides it with an additional vehicle for higher technology products and for long-term growth. In the near-term, eliminating losses and improving cash flows within this business segment is a priority. Moving into fiscal 2002, BHA Technologies' supply contract for the supply of HEPA rated vacuum filters has been restructured, which will result in a reduction in gross margin dollars. The Company also expects that competitive factors will put some pressure on gross margins related to the sale of inter-company and third party APC roll goods. Success in fiscal 2002 requires the establishment of several new sales channels and the expansion of sales through relationships that were established in fiscal 2001. The Company expects to achieve this goal and generate modest positive earnings for this segment in fiscal 2002.

The Company believes that its core competency with respect to third party sales for ePTFE membrane products outside of air pollution control will be in the areas of new product development and manufacturing. The Company believes that a substantial portion of its future business will be transacted through supply agreements with third parties. The Company will be responsible for the product and manufacturing issues. Its customers will incorporate the

Company's products into other product offerings that will then be sold to third parties. BHA Technologies' success in this regard is also tied in part to its customers' success in delivering product through their supply chains. The nature of this business will be to work with fewer customers on larger supply agreements. The Company's future success is dependent upon its ability to continue to develop, establish and maintain its existing and targeted new supply arrangements. Failure to execute this strategy or the termination of a major supply contract could have a material adverse impact on the Company's operating results. Failure to execute its strategy could also impact the carrying value of the Company's investment in BHA Technologies' property, plant and equipment.

Corporate
---------

The Company is in the process of implementing enterprise resource planning ("ERP") software for its primary air pollution control business. The planned "Go-Live" for this project is the summer of fiscal 2002. During fiscal 2001, the Company expended $2.2 million on this project of which $0.5 million was expensed and $1.7 million has been capitalized. During fiscal 2002, the Company anticipates spending an additional $3.3 million to $3.8 million. The objective of the new information technology system is to improve BHA's profitability by achieving a number of specific financial and operational measures. The goal of the system is to improve working capital management and lower operating costs. The new information technology system will also provide the Company with a stable, long-term platform enabling the business to deliver value to its customers through information sharing and electronic commerce as these issues become more important in future periods.

ERP implementations are challenging initiatives that carry substantial project risk in the areas of cost overruns, project delays and business interruption. The Company has a number of risk management programs in place designed to mitigate these risks. Notwithstanding these efforts, failure to properly implement the new information technology systems could have a material adverse impact on the Company's operating results.

Impact of Risk Factors on the Company's Outlook
-----------------------------------------------

The Company believes that its expectations for the first quarter of fiscal 2002 included in the "Outlook" section of "Management's Discussion and Analysis" of this Annual Report on Form 10-K are reasonable. Achievement of those targets is subject to certain risks and uncertainties including the above noted risk factors and other risks described elsewhere in this report. Any of such risks could cause the Company to fall short of its financial targets.

Such conditions may cause the Company to re-evaluate its longer-term strategies with respect to certain product and market opportunities. In these instances, it may be necessary to reduce expenses and take other steps to rationalize the costs of these areas to make them profitable. These actions could result in restructuring expenses that would impact future results.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system, and database of customer equipment specifications enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. A market shift towards higher efficiency filtration has led to increased usage of filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the expanded PTFE membrane (BHA-TEX(R)) used on its filter bags and elements. The Company is one of the few filter bag suppliers that manufactures its own expanded PTFE membrane (see "Business"), which the Company believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

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

BHA Technologies provides BHA-TEX fabrics to BHA Group and to other air pollution control companies for use in fabric filter bags and pleated media filter elements. Additionally, BHA Technologies has developed numerous other applications for its ePTFE membrane. These include outerwear and footwear for consumers, as well as for military and industrial users. Other product applications include High Efficiency Particulate Air filtration (HEPA) rated vacuum cleaner filters, clean room apparel, allergen barriers such as mattress encasings and other industrial applications.

CUSTOMER BASE

The Company's APC customer base is diverse both industrially and geographically, and includes customers in virtually all sectors of the industrial economy. International markets include Canada, Europe, Latin America, the Near East, the Pacific Rim and China. The Company's products and services are used in major industrial environments such as cement kilns, asphalt plants, steel and iron foundries, aluminum and copper smelters, rock and gypsum dryers, chemical plants, grain and food processing plants, refuse to energy plants, waste and hazardous waste incinerators and electric utilities, as well as many other areas. In recent years, there has been an emergence of multinational companies expanding their worldwide presence in BHA's traditional target industries. Management believes that over the longer term, this trend could have a positive impact on its international business.

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

The Company established its APC business with a strategy of marketing and selling directly to the end user of the product. By contrast, BHA Technologies does not sell to the end user of the product. Strategic alliances have been formed with major companies in several markets. Under these relationships, BHA Technologies is the exclusive supplier of ePTFE membrane goods to its partners. These partners incorporate the membrane into their products which are then sold to a third party. The Company's strategic alliance partners include Mitsui & Co. Ltd. and Radici Tessuti SPA for consumer apparel, Tiong Liong Industrial Co., Ltd. for footwear, Fibrotek Industries, Inc. for industrial apparel and Salu, Inc. for allergen barrier products.

SALES AND MARKETING

One of the Company's principal competitive APC advantages is its proprietary telesales system, the core of which is a computer database containing detailed information on over 135,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 65,000 accounts. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); date of installation; fabric type, size and design of filter bags used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

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

Each telesales representative is furnished with data to evaluate their performance and enable them to focus on high opportunity sales calls. Historical sales data is made available to each telesales representative showing (i) performance by the month and year toward targeted goals (broken down by product category) for sales volume and profit margin, (ii) the sales history for each customer, as well as the sales potential for such customer, and (iii) a summary of each contact with each customer and its results, including notes of any useful information for further follow-up opportunities. The Company believes that the system provides effective feedback to telesales personnel to meet their sales goals.

In addition to its use on a customer-by-customer basis, the Company's telesales system and database is used to develop industry statistics and analyze market trends. Information is also extracted for marketing and advertising campaigns and new product evaluations.

GOVERNMENT REGULATION AND INITIATIVES

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, establishes a national operating permit program. Title V requires appropriate and sufficient record keeping, monitoring and reporting requirements to assure compliance with the standards established by the permitting authorities. Also included in the Act is the Maximum Achievable Control Technology ("MACT") program. Under MACT, the EPA develops hazardous air pollutant emissions limitations for various categories of pollutants that sharply reduce allowable emissions. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the Environmental Protection Agency ("EPA") under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the regulatory agencies more authority to enforce permits and issue fines. These regulations will impact producers of cement, aluminum, chemicals, steel and other industries. It is anticipated that efforts by industry to comply with MACT standards may increase demand for the Company's fine filtration and emissions monitoring products.

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

BACKLOG

On September 30, 2001, the Company's backlog of orders was $46.4 million compared to $52.7 million at September 30, 2000 and $47.2 million at September 30, 1999. The lower backlog primarily relates to a decline in orders for fabric filter parts and services in the U.S. which results from the economic environment as well as an increased tendency of the Company's customers to provide shorter lead times with their orders. This decline was partly offset by a strong backlog for the domestic ESP group. The backlog in Europe declined slightly as the prior year numbers included an order for a significant ESP rebuild project. BHA Technologies experienced a decline in its backlog related to a restructuring of its supply agreement with a vacuum cleaner manufacturer.

EMPLOYEES

As of September 30, 2001, the Company employed approximately 1,050 persons, none of whom are represented by labor unions. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, copyrights, and proprietary information and has pending applications for patents and trademarks for parts, accessories, and electrical controls for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, copyrights, and proprietary information and applications for patents and trademarks to be important. The business of the Company, however, is not dependent on such patents, trademarks, copyrights, and proprietary information. Patents owned by the Company expire at various dates from 2002 through 2016.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respect to the domestic and foreign properties owned and leased by the company.

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

The facilities and office space owned and leased by the Company are considered adequate for its present needs and, with modest ongoing capital expenditures, are suitable for any foreseeable expansion.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in no legal proceedings other than ordinary litigation incidental to the Company's business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
-------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and quoted under the symbol "BHAG" on the NASDAQ National Market ("NASDAQ").

The information set forth in response to Item 201 of Regulation S-K is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 10, Quarterly Financial Data (Unaudited) ("Note 10"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 10 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on October 26, 2001 was $15.00.

HOLDERS
As of October 26, 2001, there were 8,816,292 shares issued and 2,710,017 shares in treasury. At October 26, 2001, the Company had 6,106,275 shares outstanding that were owned by approximately 2,500 beneficial owners.

DIVIDENDS
During the years ended September 30, 1999, 2000 and 2001, the Company declared and paid quarterly dividends each year aggregating $.12 per share to shareholders. The Company's Board of Directors ("Board of Directors") has since declared a dividend of $.03 per share, payable on November 26, 2001 to shareholders of record on November 16, 2001.

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

RECENT SALES OF UNREGISTERED SECURITIES
The company has not sold any equity securities during the reporting period that were not registered under the Securities Exchange Act of 1933, as amended.

TREASURY STOCK
The Company has periodically repurchased shares of BHA Common Stock since an initial stock repurchase plan was authorized by the Board of Directors in 1994. In the aggregate, the Company has repurchased 2,480,331 shares out of a total of 3,500,000 shares authorized by the Board of Directors. During fiscal 2001, 485,287 shares were repurchased at an average price of $13.58.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements of the Company and related notes thereto. The selected income statement data for the years ended September 30, 1999, 2000 and 2001, and the selected balance sheet data as of September 30, 2000 and 2001, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                         Years Ended September 30,
                                                          2001         2000         1999*        1998        1997
                                                          ----         ----         -----        ----        ----
                                                                   (In Thousands, Except per Share Data)
Selected Income Statement Data
   Net Sales                                           $ 174,923    $164,550     $159,047      $ 145,494    $133,407
   Gross Margin                                           52,688      49,351       41,940         44,033      40,786
   Operating Expense                                      40,173      37,894       38,297         31,853      28,196
   Interest Expense, Net                                   1,614       1,951        1,984          1,423       1,009
   Earnings Before Income Taxes                           10,901       9,506        1,659         10,757      11,581
   Net Earnings                                        $   7,223    $  6,016     $  1,084      $   7,332  $    8,101
   Basic Earnings per Share                            $    1.17    $    .91     $    .15      $    1.02  $     1.12
   Weighted Average Shares Outstanding--Basic              6,199       6,601        7,028          7,171       7,226
   Diluted Earnings per Share                          $    1.11    $    .90     $    .15      $     .97  $     1.06
   Weighted Average Shares Outstanding--Diluted            6,482       6,672        7,134          7,552       7,676

Selected Balance Sheet Data
   Working Capital                                     $  45,236    $ 42,275     $ 43,285      $  42,223     $32,132
   Total Assets                                          111,162     112,232      108,148        107,574      87,605
   Current Portion of Long-Term Debt and Capital Lease
     Obligations                                           2,499       2,669        2,922          3,988          62
   Long-Term Debt (Less Current Portion)                  17,769      17,638       20,345         23,029      12,415
   Capital Lease Obligations (Less Current Portion)        6,637       7,200        7,600             --          --
   Shareholders' Equity                                   61,134      59,807       58,892         61,953      56,918
   Cash Dividends Declared per Common Share            $     .12    $    .12     $    .12      $     .12  $      .11

*Operating expenses for the year ended September 30, 1999 include $2,167,000 of restructuring charges ($1,408,000 after taxes or $0.20 per share). Additionally, cost of goods sold for the year ended September 30, 1999 includes unusual charges of $4,200,000 ($2,730,000 after taxes or $0.38 per share).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this "Management's Discussion and Analysis" as well as the segment reporting information included in Note 9 to the Audited Financial Statements, the Domestic Air Pollution Control ("Domestic APC") segment represents all APC business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. The Europe APC segment represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

NET SALES
Consolidated net sales during the year ended September 30, 2001 ("fiscal 2001") were $174.9 million compared to $164.6 million during the year ended September 30, 2000 ("fiscal 2000"), an increase of 6%. Sales in the Domestic APC segment increased 3% from $137.9 million to $142.4 million. Sales in the Europe APC segment increased 8% from $20.1 million to $21.7 million. The BHA Technologies business segment generated fiscal 2001 third party sales of $10.8 million compared to prior year sales of $6.6 million.

Within the Domestic APC segment, fabric filter replacement parts and service sales to customers in the U.S. declined 5% to $85.6 million. The decline in these product lines was the result of the economic contraction in the industrial and manufacturing sectors of the U.S. economy and the decision by many customers to defer expenditures for capital improvements and increases in production capacity. The Company's domestic ESP sales increased 29% from $28.0 million to $36.1 million as this portion of the business benefited from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. Export sales increased 5% to $21.7 million as shipments into Asia and the Pacific Rim more than offset a modest decline in shipments to Latin America which resulted from lack of major project work in that region.

The Europe APC segment's sales increased 8% when expressed in U.S. dollars. Sales for the year rose 20% on a local currency basis. The sales growth primarily reflects work completed on two large ESP projects during the current fiscal year together with modestly higher shipments of the Company's fabric filter products.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 65% to $10.8 million. The increase reflects higher shipments of HEPA rated filters to a major consumer products manufacturer under a contract which commenced in the third quarter of fiscal 2000. Additional increases relate to sales of membrane for apparel to be sold under the eVENT(R) brand name as well as membrane sold for use in non-consumer apparel applications and clean room products.

GROSS MARGIN
Consolidated gross margin was 30.1% in fiscal 2001 compared to 30.0% in fiscal 2000. In the Domestic APC segment, margins declined slightly. Despite the adjustments made by the Company to its cost structure in the fabric filter production facilities, the lower production volumes resulted in higher per unit costs for these products. Gross margins improved in the Europe APC segment due to the improved plant utilization. In the BHA Technologies segment, gross margins declined slightly as a result of higher costs related to a second manufacturing facility that was brought on line during the year and which was not fully utilized.

OPERATING EXPENSES
Selling and advertising expenses were $20.8 million (11.9% of sales) in fiscal 2001 compared to $19.7 million (12.0% of sales) in fiscal 2000. General and administrative expenses were $19.4 million (11.1% of sales) in fiscal 2001 compared to $18.2 million (11.0% of sales) in fiscal 2000. In total, operating expenses increased 6.0% from $37.9 million to $40.2 million. Although the personnel levels in fiscal 2001 were slightly lower than the prior year, there were increases in operating expenses relative to per person salaries and health care costs. Additionally, the Company incurred higher costs in its information technology department including approximately $0.5 million related to training and consulting for the enterprise resource planning software which will be installed in fiscal 2002. The provision for bad debt expense was increased by $0.3 million in fiscal 2001 as compared to the prior year as a result of the higher sales together with the potential impact of the weakening U.S. economy on the Company's industrial customers' ability to pay.

INTEREST EXPENSE
Interest expense for fiscal 2001 was $1.8 million compared to $2.0 million in fiscal 2000. The decline was the result of a decrease in average borrowings from $32.7 million to $30.0 million together with lower average interest rates which were approximately 6.2% annually in fiscal 2000 compared to 5.8% in fiscal 2001.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $10.4 million (7.3% of sales) in fiscal 2001 compared to $10.9 million (7.9% of sales) in fiscal 2000. The decline in profitability for this segment is the result of lower profits in the domestic fabric filter business resulting from the 5% decline in sales. This was partially offset by improved profits from ESP and export sales.

The Europe APC segment generated pre-tax earnings in fiscal 2001 of $0.7 million compared to a pre-tax loss of $0.8 million in fiscal 2000. Of the improvement, approximately $0.6 million was the result of foreign exchange as the Company incurred exchange rate gains in fiscal 2001 of approximately $0.2 million and exchange rate losses of approximately $0.4 million in fiscal 2000. The balance of the improvement was the result of the 20% increase in sales, expressed in local currencies, which were generated with substantially the same overhead structure.

BHA Technologies' pre-tax loss was $0.2 million in fiscal 2001 compared to a pre-tax loss of $0.6 million in fiscal 2000. During fiscal 2001, sales increased to $10.8 million from $6.6 million in the prior year. The cost structure also increased as a second manufacturing facility was brought on line during the year.

INCOME TAXES
The effective income tax rate was 33.7% in fiscal 2001 compared to 36.7% in fiscal 2000. The effective tax rate in 2001 was lower than the statutory rate due to credits for research and development, tax benefits on export sales and net operating loss carry-forwards utilized by certain foreign subsidiaries. The fiscal 2000 rate was higher than the Company's historical rate due to losses on certain foreign subsidiaries for which the Company did not recognize any tax benefits.

NET EARNINGS
Net earnings were $7.2 million ($1.11 per diluted share) in fiscal 2001 compared to $6.0 million ($0.90 per diluted share) in fiscal 2000. The improved earnings were the result of the turn-around in Europe and lower losses in BHA Technologies combined with reduced interest expense. Improved earnings per share were also partially the result of fewer average shares outstanding. Weighted average common and common equivalent shares outstanding decreased from 6.7 million shares to 6.5 million shares due common stock repurchases.

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

Consolidated net sales during fiscal 2000 were $164.6 million compared to $159.0 million during the year ended September 30, 1999 ("fiscal 1999"), an increase of 3%. Sales in the Domestic APC segment increased 0.6% from $137.2 million to $137.9 million. Sales in the Europe APC segment were essentially unchanged at $20.1 million for each fiscal year. The BHA Technologies business segment generated fiscal 2000 third party sales of $6.6 million compared to prior year sales of $1.8 million

Within the Domestic APC segment, fabric filter replacement parts and service sales to customers in the U.S. grew 12% to $90.3 million, and export sales increased 11% to $19.7 million. Export sales into Latin America increased 8% led by higher sales of fabric filter replacement parts. Shipments to the Pacific Rim and Asia also increased as the economies in those markets showed some signs of improvement. Sales of fine filtration products were especially strong across both the Company's domestic and international markets. The strong growth in these portions of the business was largely offset by a $10.6 million sales decline in domestic ESP parts and services. The decline in ESP sales was anticipated as fiscal 1999 included a number of larger rebuild projects.

Sales for the Europe APC segment on a U.S. dollar basis were essentially unchanged. Expressed in local currencies, sales of the Europe APC segment increased 14%. Within the BHA Technologies segment, the noted increase in sales was largely driven by a multi-year contract to supply high efficiency (HEPA) filters to a major household vacuum cleaner manufacturer.

GROSS MARGIN
Consolidated gross margin was 30.0% of sales in fiscal 2000 compared to 26.4% in fiscal 1999. Excluding unusual charges of $4.2 million, the fiscal 1999 gross margin was 29.0%. The higher gross margin percentage in fiscal 2000 reflects an improved mix of business emphasizing the Company's fine filtration products. Increased sales volume also resulted in improved utilization of the Company's fabric filter and ePTFE membrane production facilities. The noted gross margin percentage improvement was offset in part by a decrease in the utilization of ESP production facilities relating to the decline in sales volume of large rebuild projects.

OPERATING EXPENSES
Selling and advertising expenses were $19.7 million (12.0% of sales) in fiscal 2000 compared to $20.2 million (12.7% of sales) in fiscal 1999. General and administrative expenses were $18.2 million (11.0% of sales) in fiscal 2000 compared to $15.9 million (10.0% of sales) in fiscal 1999. Fiscal 1999 operating expenses also included $2.2 million in restructuring charges. In total, operating expenses exclusive of restructuring items increased 4.9% from $36.1 million to $37.9 million. The increase in operating expenses in part relates to higher compensation and retirement plan funding costs that are tied to the overall improvement in the results of the business. During fiscal 2000, the Company also incurred incremental consulting expenses relating to an information technology initiative and costs associated with foreign exchange losses resulting from the weakening Euro.

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

OTHER
-----

The U.S. inflation rate grew at a moderate pace during fiscal 2001. BHA believes that its business is not affected by inflation except to the extent the economy in general is affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital was $45.2 million at September 30, 2001 compared to $43.3 million at September 30, 2000. The current ratio was 3.0 in fiscal 2001 compared to a current ratio of 2.8 in fiscal 2000. Cash provided by operating activities was $16.5 million in fiscal 2001 compared to $15.3 million in fiscal 2000. The cash flow provided by operating activities in fiscal 2001 reflects net earnings of $7.2 million combined with depreciation and amortization of $5.8 million. Additionally, reductions in accounts receivable and inventories generated additional cash from operations which was partially offset by lower accounts payable and income tax accruals.

Investing activities have resulted in a net use of cash during each of the past three years. Capital expenditures were $4.4 million, $4.5 million, and $5.8 million, in fiscal 2001, 2000, and 1999, respectively. Capital expenditures over the past three years have been used to expand capacity for ePTFE membrane, invest in improved information systems, and develop new products and increased manufacturing capacity for BHA's APC products. In fiscal 2000, the Company received $1.1 million from the sale of assets relative to the Allergydirect.com division of BHA Technologies. Additional investments made in recent years include the acquisition of product rights relative to Drayton's sound-off acoustic cleaner product line in 1999.

During fiscal 2001, the Company used $7.4 million for financing activities including $6.6 million to repurchase BHA common stock and $0.7 million for the payment of cash dividends. The Company also repaid $0.6 million in borrowings, net. During fiscal 2000, the company used $7.8 million for financing activities including $3.6 million to repurchase BHA common stock and $0.8 million for the payment of cash dividends. The Company also repaid $3.4 million in borrowings, net. During fiscal 1999, the Company used a nominal amount of cash for financing activities as cash generated from operations was generally sufficient to support the Company's investing activities. The incremental borrowings of $3.9 million during fiscal 1999 were largely used to repurchase BHA common stock.

Cash balances, including short-term investments increased from $3.9 million at September 30, 2000 to $9.5 million at September 30, 2001.

At September 30, 2001, BHA had unused lines of credit of $15.2 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2004; $11.9 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $5.0 million with a maturity on April 30, 2004; and a capital lease related to an industrial revenue bond transaction for $7.2 million with annual sinking fund payments and a final maturity in 2018.

The domestic term loans and revolving credit facility include financial covenants regarding minimum net worth, minimum fixed charge coverage ratios, and maximum borrowing to EBITDA ratios. The Company was in compliance with all such covenants at September 30, 2001. With the exception of the capital lease transaction, no assets of the Company are pledged to secure any indebtedness. BHA Group Holdings, Inc. and its primary U. S. affiliates have guaranteed the European revolving credit facility. The company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OUTLOOK
-------

The Company is focused on achieving consistent earnings growth and increasing returns to its shareholders. Its specific longer-term financial goals are as follows:

o Increase compounded earnings per diluted share at a 12% to 15% annual rate over time.
o Increase return on average equity to 15% by fiscal 2004. Moving beyond fiscal 2004, the longer-term goal is a 20% return on average equity.

Economic conditions around the world are challenging as businesses are faced with the uncertainties and threats associated with war, terrorist activities and the current recession. The Company is not immune from these significant external factors and a substantial downturn in business resulting from any of the above noted factors would negatively impact financial results. The Company's record fiscal 2001 earnings per diluted share represented a 23% increase over the previous year. Although the Company has confidence in its business strategies and believes that its longer-term earnings growth rate targets are achievable, it remains cautious about near-term operating results.

The company does not believe it is appropriate to provide specific guidance with respect to a range of sales or profits for fiscal 2002. Management anticipates that sales and meaningful profit growth during the upcoming fiscal year will be difficult and plans to continue to proactively manage the cost side of its business. Although visibility with respect to future results is a challenge, the Company expects to operate profitably, maximize cash flows and execute strategies to strengthen its competitive position across key business lines. Management believes that BHA is well positioned to weather a global recession and emerge from it stronger than its competitors due to its diverse product offerings, global presence and strong financial position.

FIRST QUARTER OF FISCAL 2002
o Consolidated net sales will likely be lower than the first quarter of fiscal 2001 by as much as 5%
o Earnings per diluted share are expected to be in the range of $0.24 to $0.29 before the impact of the $1.2 million pre-tax charge related to adoption of SFAS No. 142

IMPACT OF SFAS NO. 142
o As discussed in more detail below, the Company will adopt Statement of Financial Accounting Standard (SFAS) 142 "Accounting for Goodwill and Other Intangible Assets" during the first quarter of fiscal 2002.
o In the first quarter, the Company will recognize a pre-tax charge of $1.2 million related to impairment of goodwill in its Europe APC segment. This charge will be presented as the cumulative effect of a change in accounting principle.
o Amortization expense related to goodwill and other intangibles is expected to decrease by approximately $0.6 million in fiscal 2002 as compared to fiscal 2001 as a result of implementing SFAS 142.

Readers should refer to "Factors Affecting Earnings and Share Price" and other information included in this Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 142. "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and must be adopted by the Company in either the year beginning October 1, 2001 or 2002. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of.

The Company has determined that it will adopt SFAS No. 142 effective October 1, 2001. As such, it will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of its first fiscal quarter at December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 prior to December 31, 2001. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement requires that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units as of the date of adoption. The Company has performed this evaluation and has determined that the carrying value of its Europe APC reporting unit exceeds it fair value and as such the related goodwill is impaired. As a result, the Company anticipates recognizing a pre-tax charge of approximately $1.2 million during the quarter ending December 31, 2001 as the cumulative effect of the change in accounting principle.

As of the date of adoption, the Company has unamortized and unimpaired goodwill of $4.0 million, all of which relates to its Domestic APC reporting unit. Additionally, it has other unamortized intangible assets with indeterminative lives totaling $1.3 million and other intangibles with estimable lives of $1.0 million. As a result of the adoption of SFAS No. 142, it is anticipated that amortization expense related to goodwill and other intangible assets will be approximately $0.6 million lower for fiscal 2002 than that which would have been recognized under the prior accounting rules. The lower amortization expense will be more than offset by the aforementioned pre-tax charge of $1.2 million that will be recognized as a result of the impairment of goodwill in the Europe APC reporting unit.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements that reflect BHA's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for BHA's products and services, general U.S. and international business conditions and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price." The Company cautions that the foregoing lists of important factors is not exclusive.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at September 30, 2001, a 1% fluctuation in market rates would impact interest expense by approximately $250,000 annually.

EXCHANGE RATES
The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U. S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At September 30, 2001, the amount of such unhedged exposures was approximately $1.0 million, substantially all of which is related to its affiliates in the European Common Market.

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 2001, the aggregate amount of such forward exchange contracts was approximately $2.6 million, and the market value of these contracts was $136,000 lower than their face value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                       [GRAPHIC OMITTED]

                                       KPMG LLP

November 2, 2001
Kansas City, Missouri

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                SEPTEMBER 30,
                                                                                           2001               2000
                                                                                           ----               ----
ASSETS

Current assets:

    Cash and cash equivalents                                                         $       9,471        $     3,877
    Accounts receivable, less allowance for doubtful
       receivables of $1,385 in 2001 and $1,039 in 2000                                      29,803             31,569
    Inventories (note 1)                                                                     22,845             26,357
    Income taxes receivable                                                                     379                 --
    Prepaid expenses                                                                          2,187              2,495
    Deferred income taxes (note 5)                                                            2,655              2,510
                                                                                      ---------------    ---------------
           TOTAL CURRENT ASSETS                                                              67,340             66,808
                                                                                      ---------------    ---------------

Property, plant and equipment, at cost:
    Land and improvements                                                                     1,044              1,044
    Buildings and improvements                                                               18,416             18,221
    Machinery and equipment                                                                  40,976             41,103
    Office furniture, fixtures and equipment                                                  3,886              4,923
                                                                                      ---------------    ---------------
                                                                                             64,322             65,291
    Less accumulated depreciation and amortization                                           36,043             36,411
                                                                                      ---------------    ---------------
           NET PROPERTY, PLANT AND EQUIPMENT                                                 28,279             28,880
                                                                                      ---------------    ---------------

Property held under capital leases, net (note 1)                                              5,830              5,809
Intangible and other assets, less accumulated amortization (note 1)                           4,551              5,378
Excess of cost over net assets of businesses acquired,
    less accumulated amortization                                                             5,162              5,357
                                                                                      ---------------    ---------------
                                                                                           $111,162           $112,232
                                                                                      ===============    ===============


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                           2001               2000
                                                                                           ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term debt (note 3)                                     $     1,936        $     2,269
    Current lease obligations (note 4)                                                          563                400
    Accounts payable                                                                          8,946             10,357
    Accrued compensation and employee benefit costs                                           4,436              4,342
    Accrued expenses and other current liabilities                                            3,356              3,372
    Reserve for warranty and product service                                                  2,867              2,553
    Income taxes payable                                                                         --                240
                                                                                      ---------------    ----------------
           TOTAL CURRENT LIABILITIES                                                         22,104             23,533
                                                                                      ---------------    ----------------

Deferred income taxes (note 5)                                                                1,984              2,096

Long-term debt, excluding current installments (note 3)                                      17,769             17,638
Long-term lease obligations, excluding current installments (note 4)                          6,637              7,200

Other long-term liabilities                                                                   1,534              1,958

Shareholders' equity:
    Common stock $.01 par value, authorized 20,000,000 shares:
          Issued 8,814,492 and 8,752,895 shares, respectively                                    88                 87
    Additional paid-in capital                                                               62,536             61,854
    Retained earnings                                                                        34,916             28,440
    Accumulated other comprehensive income                                                     (856)            (1,634)
    Less cost of 2,706,417 and 2,236,552 shares, respectively,
       of common stock in treasury                                                          (35,550)           (28,940)
                                                                                      ---------------    ----------------
           TOTAL SHAREHOLDERS' EQUITY                                                        61,134             59,807
                                                                                      ---------------    ----------------

Commitments and contingent liabilities (notes 4 and 7)
                                                                                      $     111,162        $   112,232
                                                                                      ===============    ================

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                              2001                 2000                 1999
                                                              ----                 ----                 ----
Net sales                                                 $   174,923          $   164,550          $   159,047
Cost of sales (note 8)                                        122,235              115,199              117,107
                                                        -----------------    -----------------    -----------------
    GROSS MARGIN                                               52,688               49,351               41,940
                                                        -----------------    -----------------    -----------------

Operating expenses:
    Selling and advertising expense                            20,807               19,721               20,212
    General and administrative expense                         19,366               18,173               15,918
    Restructuring expense (note 8)                                 --                   --                2,167
                                                        -----------------    -----------------    -----------------
           TOTAL OPERATING EXPENSES                            40,173               37,894               38,297
                                                        -----------------    -----------------    -----------------

           OPERATING INCOME                                    12,515               11,457                3,643

Interest expense                                               (1,753)              (2,022)              (2,069)
Other income, net                                                 139                   71                   85
                                                        -----------------    -----------------    -----------------

           EARNINGS BEFORE INCOME TAXES                        10,901                9,506                1,659
                                                        -----------------    -----------------    -----------------

Income taxes (note 5):
    Current                                                     4,001                3,977                1,321
    Deferred                                                     (323)                (487)                (746)
                                                        -----------------    -----------------    -----------------
           TOTAL INCOME TAXES                                   3,678                3,490                  575
                                                        -----------------    -----------------    -----------------

           NET EARNINGS                                   $     7,223          $     6,016          $     1,084
                                                        =================    =================    =================

Basic earnings per common share                           $      1.17          $      0.91          $     0.15

Diluted earnings per common share                         $      1.11          $      0.90          $     0.15

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           2001               2000                 1999
                                                                           ----               ----                 ----
COMMON STOCK:
    Balance at beginning of year                                        $        87        $        87         $        87
    Issuance of 61,597 shares of common stock in 2001,
       6,915 shares of common stock in 2000,
       and 79,627 shares in 1999                                                  1                 --                  --
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                       88                 87                  87
                                                                      ---------------    ----------------    -----------------

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                             61,854             61,792              61,310
    Excess over par value of common stock issued                                618                 62                 653
    Stock issued from treasury for stock option exercises                      (194)                --                (303)
    Income tax benefit from stock option exercises                              258                 --                 132
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                   62,536             61,854              61,792
                                                                      ---------------    ----------------    -----------------

RETAINED EARNINGS:
    Balance at beginning of year                                             28,440             23,219              22,983
    Net earnings                                                              7,223              6,016               1,084
    Payment of cash dividends on common stock                                  (747)              (795)               (848)
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                   34,916             28,440              23,219
                                                                      ---------------    ----------------    -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                             (1,634)              (899)               (293)
    Equity adjustment from foreign currency translation and
       derivative instruments                                                   778               (735)               (606)
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                     (856)            (1,634)               (899)
                                                                      ---------------    ----------------    -----------------

UNEARNED COMPENSATION:
    Balance at beginning of year                                                 --                 (4)               (108)
    Recognition of compensation expense                                          --                  4                 104
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                       --                 --                  (4)
                                                                      ---------------    ----------------    -----------------

TREASURY STOCK:
    Balance at beginning of year                                            (28,940)           (25,303)            (22,026)
    Acquisition of 485,287, 398,084, and 319,500 shares in 2001,
       2000 and 1999, respectively                                           (6,590)            (3,637)             (3,476)
    Issuance of 15,422 shares in 2001 and 8,888 shares in 1999
       for stock option exercises, net                                          (20)                --                 199
                                                                      ---------------    ----------------    -----------------
    BALANCE AT END OF YEAR                                                  (35,550)           (28,940)            (25,303)
                                                                      ---------------    ----------------    -----------------
           TOTAL SHAREHOLDERS' EQUITY                                   $    61,134        $    59,807         $    58,892
                                                                      ===============    ================    =================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           2001               2000                 1999
                                                                           ----               ----                 ----
Net earnings                                                            $     7,223        $     6,016         $     1,084
Other comprehensive income:
    Foreign currency translation adjustments                                    914               (735)               (606)
    Foreign exchange gains deferred on
       implementation of FAS 133                                                144                 --                  --
    Net change in foreign exchange gains
       deferred in accordance with FAS 133                                     (280)                --                  --
                                                                      ---------------    ----------------    -----------------
Comprehensive income                                                    $     8,001        $     5,281         $       478
                                                                      ===============    ================    =================


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        2001           2000            1999
                                                                        ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $ 7,223       $ 6,016          $ 1,084
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                                 5,846         5,576            6,052
           Non-cash restructuring charges                                   --            --            1,713
           Provision for deferred income taxes                            (257)          231             (911)
           Issuance of common stock to directors, officers
               and employees                                                88            62              105

    Changes in assets and liabilities:
           Accounts receivable                                           1,766        (3,213)           2,982
           Inventories                                                   3,512         1,686             (680)
           Prepaid expenses                                                 64          (506)            (161)
           Income taxes                                                   (619)          559             (546)
           Accounts payable                                             (1,411)        1,476              (14)
           Accrued expenses and other current liabilities                  256         3,412             (351)
                                                                      ----------    -----------     -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        16,468        15,299            9,273
                                                                      ----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                          (4,439)       (4,531)          (5,836)
    Net assets of businesses or product rights acquired                     --            --             (718)
    Assets sold                                                             --         1,100               --
    Change in other assets                                                  15          (341)          (1,399)
                                                                      ----------    -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                            (4,424)       (3,772)          (7,953)
                                                                      ----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 531            --              548
    Payment of cash dividends on common stock                             (747)         (795)            (848)
    Purchase of treasury stock                                          (6,590)       (3,637)          (3,476)
    Stock option exercise - net payments                                    44            --             (104)
    Proceeds from long-term obligations                                     --            --           25,997
    Repayments of long-term obligations                                 (2,900)       (3,525)          (5,064)
    Borrowings (repayments) on lines of credit, net                      2,298           165          (17,083)
                                                                      ----------    -----------     -----------
       NET CASH USED IN FINANCING ACTIVITIES                            (7,364)       (7,792)             (30)
Equity adjustment from foreign currency translation                        914          (735)            (606)
                                                                      ----------    -----------     -----------
    Net increase in cash and cash equivalents                            5,594         3,000              684
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           3,877           877              193
                                                                      ----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  9,471       $ 3,877        $     877
                                                                      ==========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                           $ 1,764       $ 2,105         $  2,058
    Income taxes                                                       $ 4,554       $ 2,699         $  2,032

Supplemental disclosure of non-cash investing and financing activities:
    Accrual of additional purchase price                                    --            --         $    800

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

       REVENUE RECOGNITION
       BHA recognizes revenue at the time products are shipped or services are performed. In the case of contracts for certain ESP and baghouse rebuilds, the Company recognizes revenues using the percentage of completion method based upon its estimate of the completion of each project.

       SHIPPING AND HANDLING
       Several accounting and financial pronouncements were recently adopted by the Financial Accounting Standards Board and by the Securities and Exchange Commission relating to the recognition and measurement of revenues and the classifications of shipping and handling costs.

       In order to comply with these standards, the Company has, in the accompanying financial statements, recognized freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. Previously, prepay and add freight billed to customers was netted with cost of sales. During the year ended September 30, 2001, prepay and add freight billed by the Company was $3.7 million. In order to present the financial statements on a consistent basis, revenues and cost of sales were each increased for fiscal 2000 and fiscal 1999 in the amount of $3.5 million and $3.3 million, respectively.

       USES OF ESTIMATES
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       INVENTORIES
       BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 2001 and 2000 were as follows:

($ IN THOUSANDS)                     2001                2000
                               -----------------    ----------------
Raw materials                     $  15,593             $  16,760
Work-in-process                         946                 1,168
Finished goods                        6,306                 8,429
                               -----------------    ----------------
TOTAL                             $  22,845             $  26,357
                               =================    ================

       PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts; replacements, maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

       PROPERTY HELD UNDER CAPITAL LEASES
       The Company's BHA Technologies' facility in Lee's Summit, Missouri is subject to a capital lease related to an industrial revenue bond obligation. The assets held under this lease at September 30, 2001 and 2000 were as follows:

                                                             2001                 2000
                                                       -----------------    -----------------
Land                                                      $     300             $     300
Building                                                      4,712                 4,712
Equipment                                                     1,883                 1,461
Less accumulated amortization                                (1,065)                 (664)
                                                       -----------------    -----------------
PROPERTY HELD UNDER CAPITAL LEASES, NET                   $   5,830             $   5,809
                                                       =================    =================


       DEPRECIATION AND AMORTIZATION
       Depreciation and amortization of property, plant and equipment are computed using the straight-line method with estimated useful lives by major asset class as follows:

                 Buildings and improvements                          30 years
                 Machinery and equipment                             4-8 years
                 Office furniture, fixtures and equipment            3-10 years

       During fiscal 2001, the Company recognized the retirement of $5.1 million in fully depreciated assets.

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

       FOREIGN CURRENCY TRANSLATION
       Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in other comprehensive income. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains (losses) included in the consolidated statements of earnings for 2001, 2000, and 1999 amounted to $124,000, ($354,000), and
       $71,000, respectively.

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

       The company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U. S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. Subsequent to adoption of SFAS 133, the fair value of these contracts have been recognized in prepaid expenses or accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at September 30, 2001 was $2.6 million and the market value of these contracts was $136,000 lower than the face value. All of the deferred gains or losses under these contracts will be reclassified into net earnings within the next twelve months.

       COMPREHENSIVE INCOME
       Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statement of Comprehensive Income. Comprehensive income has no impact on net earnings of the Company.

       TREASURY STOCK
       The Board of Directors of BHA have periodically approved the purchase of shares of the Company's common stock. The total shares authorized is 3,500,000 of which approximately 2,480,000 have been purchased. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

       EARNINGS PER COMMON SHARE
       Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. Stock options are described in Note 6. A reconciliation of the numerators and the denominators of the basic and diluted earnings per-share computations is as follows:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA.)
                                           2001                            2000                             1999
                              -------------------------------  ---------------------------------  --------------------------------
                                Net         Shares   Per-Share     Net        Shares   Per-Share     Net        Shares   Per-Share
                               Earnings    (Denom.)    Amt.      Earnings    (Denom.)    Amt.      Earnings    (Denom.)    Amt.
                              (Numerator)  -------     ---      (Numerator)  -------    -----     (Numerator)  --------    ---
                              -----------                      -----------                       -----------
    Basic earnings per share:
    Earnings available to
    common shareholders         $7,223     6,199      $1.17       $6,016     6,601      $0.91       $1,084     7,028       $0.15

    Effect of dilutive
    securities--stock options     --         283                      --        71                      --       106

    Diluted earnings per
    share:  Earnings
    available to common
    shareholders and assumed
    conversion                $  7,223     6,482      $1.11       $6,016     6,672      $0.90       $1,084     7,134       $0.15
                              ========     =====      =====       ======     =====      =====       ======     =====       =====

       Options to purchase 211,590 shares of common stock at prices ranging from $15.23 to $16.82 per share were outstanding at the end of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In 2000 and 1999, options to purchase 849,252 shares and 571,688 shares, respectively, were similarly excluded from the calculation.

       COST IN EXCESS OF NET ASSETS ACQUIRED AND INTANGIBLE ASSETS
       Cost in excess of net assets acquired is being amortized over periods ranging from thirty to forty years, and is presented in the accompanying consolidated balance sheets net of accumulated amortization of $1,750,000 and $1,555,000 at September 30, 2001 and 2000, respectively.

       Other intangible assets are being amortized over periods ranging from five to seventeen years and are presented in the accompanying consolidated balance sheets net of accumulated amortization of $7,097,000 and $6,464,000 at September 30, 2001 and 2000, respectively.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term obligations are estimated by discounting future cash flows using current market rates. The carrying amounts of long-term debt and lease obligations approximate fair value at September 30, 2001.

2.     ACQUISITIONS AND DISPOSITIONS OF ASSETS

       In September 2000, BHA Technologies sold certain assets of its Allergydirect.com division to Salu, Inc. and simultaneously entered into a supply agreement through which BHA Technologies will supply bedding encasements with ePTFE membrane to Salu. Under the terms of the agreement, the Company received cash of $1.1 million together with warrants to purchase Salu stock and additional future consideration of up to $300,000 contingent upon meeting volume targets. The value of the total consideration received in excess of net assets transferred is being recognized over the three-year term of the exclusive supply agreement.

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

       The proforma effect of these transactions are not material to the Company.

3.     NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

       A summary of notes payable to banks and long-term debt at September 30, 2001 and 2000 are as follows:

       ($ IN THOUSANDS)                                                               2001           2000
                                                                                   -----------    ------------
       Unsecured domestic line of credit with variable interest rate               $   3,028      $      --
       Foreign line of credit with variable interest rate, secured by
            guarantees of U. S. affiliates                                             4,741             --
       Foreign line of credit with variable interest rate, secured by a
            standby letter of credit                                                      --          2,877
       Term loan payable to a domestic bank with variable interest rate               11,875         14,375
       Notes payable to a foreign bank with a fixed interest rate of 4.75%
            secured by a standby letter of credit                                         --          2,260
       Other notes payable                                                                61            395
       Less current installments                                                      (1,936)        (2,269)
                                                                                   -----------    ------------
       LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                $17,769        $17,638
                                                                                   ===========    ============

       BHA has a domestic unsecured bank line of credit of $18,000,000, including approximately $3,000,000 which can be borrowed in foreign currencies, for working capital purposes, letters of credit and other corporate matters. This line of credit bears interest at variable rates based on either the prime rate, LIBOR or Euribor and expires in April 2004. This facility is a revolving credit agreement on which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 2001, borrowings under this revolving credit facility where Euro 3,300,000 (USD 3,028,000) at an average interest rate of approximately 5.3%. At September 30, 2000, there were no outstanding borrowings under this revolving credit facility, however, a standby Letter of Credit had been issued in the amount of $5,500,000 to secure the Company's foreign bank lines of credit.

       BHA's German subsidiary maintains a foreign bank line of credit for borrowings in local currencies up to the U. S. equivalent of $5,000,000. This credit facility is secured by the guarantees of BHA Group Holdings, Inc. This facility is a revolving credit agreement on which the Company pays a 0.25% commitment fee on the unused portion. At September 30, 2001, borrowings under this revolving credit facility were Euro 5,168,000 (USD 4,741,000) at an average interest rate of 6.25%.

       At September 30, 2000, BHA's German subsidiary maintained a revolving credit facility and a term loan, each of which were secured by a standby Letter of Credit. Borrowings under the revolver at September 30, 2000 were DM 6,364,000 (USD 2,877,000) at an average interest rate of 5.79%. Borrowings under the term loan at September 30, 2000 were DM 5,000,000 (USD 2,260,000) at a fixed interest rate of 4.75%. These borrowings were repaid with the proceeds from a replacement credit facility negotiated during fiscal 2001.

       BHA's foreign subsidiary located in Switzerland maintains a line of credit with a foreign bank in the amount of CHF 600,000 (approximately USD 372,000 at September 30, 2001). As of September 30, 2001 and 2000, there were no borrowings outstanding under this line of credit.

       In September 1999, BHA entered into a $15 million unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a variable interest rate based on LIBOR (3.49% at September 30, 2001) and matures in October 2006. Quarterly principal payments are required in the amount of $625,000.

       At September 30, 2001, the Company had unused commitments under its bank facilities totaling $15.2 million. The term loans and domestic bank line of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio, and maximum debt to cash flow ratio. BHA was in compliance with all covenants at September 30, 2001. Under the most restrictive of these covenants, at September 30, 2001, $13.3 million of retained earnings were available for cash dividends.

       Scheduled payments on long-term debt for the next five fiscal years are as follows:

        YEAR               $ IN THOUSANDS
---------------------      --------------------
        2002                  $    1,936
        2003                       2,500
        2004                      10,269
        2005                       2,500
        2006                       2,500
     Thereafter                       --
                           --------------------
                              $   19,705
                           ====================

4.     LEASES
       In December 1998, BHA Technologies, Inc., a wholly-owned subsidiary, entered into a capital lease in the form of a sale-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8,000,000 and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. BHA Technologies is obligated, through its lease, for the repayment of these bonds over the next 20 years. Annual lease payments of $400,000 commenced in December 1999. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR (2.4% as of September 30, 2001). As of September 30, 2001 and 2000, BHA Technologies had $0.7 million and $1.1 million, respectively in restricted cash held in trust for the exclusive use for qualified capital expenditures in Lee's Summit. The restricted cash is included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

       The Company also enters into operating leases from time-to-time relative to its facilities, office equipment and manufacturing equipment.

       At September 30, 2001, future minimum lease payments for capital leases and for noncancelable, long-term operating leases for the next five fiscal years were as follows (amounts in thousands):

                                                    MINIMUM LEASE PAYMENTS
                   YEAR                     CAPITAL LEASES         OPERATING LEASES
                   ----                     --------------         ----------------
                   2002                        $      563             $    1,224
                   2003                               554                    783
                   2004                               544                    521
                   2005                               534                    440
                   2006                               525                    440
                Thereafter                          5,949                    403
                                               ----------             ----------
Total                                               8,669             $    3,811
                                                                      ==========
Less imputed interest                               1,469
                                               ----------
Present value of capital leases                     7,200
Less current portion                                  563
                                               ----------
Obligations under capital leases,
     less current portion                      $    6,637
                                               ==========

       Total rental expense on noncancelable, long-term operating leases amounted to approximately $1,776,000, $1,855,000, and $2,780,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

5.     INCOME TAXES

       The components of total income tax expense for the years ended September 30, 2001, 2000, and 1999 are as follows:

($ IN THOUSANDS)                                        2001            2000             1999
                                                    -------------    ------------    --------------
Current income tax expense (benefit):
     Federal                                          $ 3,175          $ 3,230         $ 1,621
     Foreign                                              352              269            (552)
     State and local                                      474              478             252
Deferred income tax expense (benefit):
     Federal                                             (272)            (428)           (683)
     State                                                (51)             (59)            (63)
                                                    -------------    ------------    --------------
                                                      $ 3,678          $ 3,490         $   575
                                                    =============    ============    ==============

      The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                        2001             2000             1999
                                                    -------------    -------------    -------------
Expected income tax expense                            34.0%            34.0%            34.0%
State income taxes, net                                 2.6              2.9              7.5
Foreign subsidiaries                                   (2.0)             1.9              14.1
Research and experimentation credits                   (2.3)            (2.6)            (12.1)
Other, net                                              1.4               .5             (8.8)
                                                    -------------    -------------    -------------
   EFFECTIVE INCOME TAX RATE                           33.7%            36.7%            34.7%
                                                    =============    =============    =============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented as follows:

($ IN THOUSANDS)                                            2001                  2000
                                                       ----------------      ----------------
Deferred tax assets:
     Reserves and accruals not
        currently deductible                               $  2,242              $  1,946
     Inventories                                                336                   353
     Other, net                                                 552                   613
                                                       ----------------      ----------------
     Total gross deferred tax assets                          3,130                 2,912
                                                       ----------------      ----------------
Deferred tax liabilities:
     Intangible and other assets                                468                   519
     Property, plant and equipment                            1,304                 1,186
     Prepaid expenses                                            63                   141
     Other, net                                                 624                   652
                                                       ----------------      ----------------
     Total gross deferred tax liabilities                     2,459                 2,498
                                                       ----------------      ----------------
     NET DEFERRED TAX ASSET                                $    671              $    414
                                                       ================      ================

       At September 30, 2001 and 2000, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

($ IN THOUSANDS)                                                 2001                 2000
                                                           -----------------     ----------------
Current deferred income tax asset                              $  2,655              $  2,510
Non-current deferred income tax liability                         1,984                 2,096
                                                           -----------------     ----------------
NET DEFERRED TAX ASSET                                         $    671              $    414
                                                           =================     ================

       BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

       BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximated $106,000 at September 30, 2001 as management considers these earnings to be permanently invested. At September 30, 2000, the Company had a cumulative deficit for its foreign subsidiaries. Net earnings (losses) of these foreign subsidiaries were approximately $942,000, $(167,000), and $(3,449,000) for the years ended September 30, 2001, 2000, and 1999, respectively. During fiscal 2001, the Company utilized net operating loss carry-forwards ("NOLs") which had the effect of reducing income tax expense by approximately $53,000 as compared to the expense that would have been incurred without the benefit of such NOLs.

6.     INCENTIVE STOCK PLAN

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

       A summary of transactions in the incentive stock plan is as follows:


                                      2001                           2000                            1999
                                          WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                             NUMBER        AVERAGE          NUMBER         AVERAGE          NUMBER         AVERAGE
                            OF SHARES  EXERCISE PRICE      OF SHARES   EXERCISE PRICE      OF SHARES   EXERCISE PRICE
                           ----------------------------  ------------------------------  ------------------------------
Outstanding at beginning
of year                      1,273,569      $11.06         1,077,150        $11.35         1,087,057        $10.63
  Granted                       31,500       13.12           197,750          9.48           312,800         13.37
  Expired                           --         --                 --           --             (3,492)         9.86
  Canceled                     (41,000)      12.25            (1,331)        12.77          (200,312)        12.67
  Exercised                   (152,056)      10.52                --           --           (118,903)         7.90
                           --------------------------------------------------------------------------------------------
Outstanding at end of
year                         1,112,013      $11.19         1,273,569        $11.06         1,077,150        $11.35
                           ----------------------------  ------------------------------  ------------------------------
Exercisable at end of yr.      456,673     $  8.59           396,317       $  7.82           505,462       $  8.27
                           ============================  ==============================  ==============================

                           OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
 -------------------------------------------------------------------------    --------------------------------------
                          NUMBER          WEIGHTED-         WEIGHTED-              NUMBER            WEIGHTED-
 RANGE OF EXERCISE     OUTSTANDING     AVG. CONTRACTED    AVG. EXERCISE          EXERCISABLE          AVERAGE
       PRICES           AT 9/30/01       LIFE IN YRS.         PRICE              AT 9/30/01        EXERCISE PRICE
 -------------------------------------------------------------------------    --------------------------------------
   $6.20 - 10.47          604,839            4.57              8.63                409,589               8.12
   $12.02 - 16.82         507,174            6.45             14.25                 47,084              12.67
                     -----------------
                        1,112,013
                     =================

       The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $5.80, $4.03, and $5.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.80% for 2001, 1.24% for 2000, and 1.15% for 1999; weighted average risk-free interest rate of 4.60% for 2001, 5.80% for 2000, and 5.90% for 1999; expected volatility factor of 34.74%, 32.36%, and 29.38% for 2001, 2000, and 1999,
       respectively; and a weighted-average expected life of eight years.

       Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net earnings. Stock-based compensation expense, if recorded under SFAS 123 would have reduced net earnings by $373,000 or $0.05 per diluted share in 2001, $613,000 or $.09 per diluted share in 2000, and $738,000 or $.10 per diluted share in 1999.

7.     COMMITMENTS AND CONTINGENT LIABILITIES

       EMPLOYEE BENEFIT PLANS
       BHA has a noncontributory Employee Stock Ownership Plan (ESOP) and a non-contributory Profit Sharing Plan. These plans include substantially all domestic employees. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP and Profit Sharing Plans. Benefits become vested according to years of service. Contributions charged to operating expense were $1,166,000, $1,330,000, and $435,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

       BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). For 2001, the Company matched 150% of a participant's contribution subject to a maximum contribution of $900 per employee. BHA matching contributions become vested based on years of service. BHA made matching contributions of $ 557,000, $462,000, and $330,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

       LETTERS OF CREDIT
       The terms of certain contracts require that BHA issue standby letters of credit to assure performance. Open standby letters of credit (excluding those issued to secure indebtedness as disclosed in Note 3) amounted to $55,000 and $798,000 at September 30, 2001 and 2000, respectively.

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

8.     RESTRUCTURING AND UNUSUAL CHARGES

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

9.     BUSINESS SEGMENTS

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

       Reportable segment data for the years ended September 30, 2001, 2000, and 1999 were as follows:

       NET SALES

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                    $142,421               $137,940              $137,168
Europe APC                        21,693                 20,056                20,076
BHA Technologies                  10,809                  6,554                 1,803
                          ------------------     ---------------------------------------
TOTAL                           $174,923               $164,550              $159,047
                          ==================     =================     =================

       Net sales represent revenues from sales to unaffiliated customers.

       INTEREST EXPENSE

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                     $1,196                 $1,328                $1,014
Europe APC                          292                    222                   369
BHA Technologies                    265                    472                   686
                          ------------------     ---------------------------------------
TOTAL                            $1,753                 $2,022                $2,069
                          ==================     =================     =================

       EARNINGS (LOSS) BEFORE INCOME TAXES

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                    $10,363                $10,893               $10,925
Europe APC                          737                   (761)               (2,744)
BHA Technologies                   (199)                  (626)               (6,522)
                          ------------------     ---------------------------------------
TOTAL                           $10,901               $  9,506              $  1,659
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

       Additionally, the unusual charges recognized in fiscal 1999 as discussed in Note 8 are included in the preceding summary and reduced fiscal 1999 pretax earnings of the segments by: Domestic APC, $2,400,000; Europe APC, $400,000; and BHA Technologies, $1,400,000.

       ASSETS

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                  $  55,560              $  63,502             $  66,829
Europe APC                       16,759                 16,673                16,234
BHA Technologies                 17,581                 18,932                14,153
Corporate                        21,262                 13,125                10,932
                          ------------------     ---------------------------------------
TOTAL                          $111,162               $112,232              $108,148
                          ==================     =================     =================

       DEPRECIATION AND AMORTIZATION

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                     $2,765                 $2,886                $3,100
Europe APC                          473                    597                   690
BHA Technologies                  1,166                    783                   843
Corporate                         1,442                  1,310                 1,419
                          ------------------     ---------------------------------------
TOTAL                            $5,846                 $5,576                $6,052
                          ==================     =================     =================

       CAPITAL EXPENDITURES

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
Domestic APC                   $    421                $   208                $1,493
Europe APC                          182                    424                   665
BHA Technologies                    992                  2,711                 2,600
Corporate                         2,844                  1,188                 1,078
                          ------------------     ---------------------------------------
TOTAL                            $4,439                 $4,531                $5,836
                          ==================     =================     =================

       Certain corporate assets including intangibles and computer equipment are not allocated to specific business segments and are thus included in the above tables of assets, depreciation and amortization, and capital expenditures as "Corporate."

       GEOGRAPHIC INFORMATION BY COUNTRY

       NET SALES

       The following table presents revenues by country based on the location of the use of the product or service. No single country, other than the United States, comprised more than 10% of BHA's net sales.

    ($ IN THOUSANDS)            2001                   2000                  1999
                          ------------------     -----------------     -----------------
United States                  $127,948               $120,551              $116,797
All Other Countries              46,975                 43,999                42,250
                          ------------------     -----------------     -----------------
TOTAL                          $174,923               $164,550              $159,047
                          ==================     =================     =================

       LONG-LIVED ASSETS

       The following table presents all non-current tangible assets by country based on the location of the asset. No single country, other than the United States, comprised more than 10% of the Company's long-lived assets.

     ($ IN THOUSANDS)           2001                   2000
                          ------------------     -----------------
United States                   $32,055                $32,445
All Other Countries               4,066                  4,461
                          ------------------     -----------------
TOTAL                           $36,121                $36,906
                          ==================     =================

10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data are as follows:

                                                    DEC. 31         MARCH 31          JUNE 30         SEPT. 30
THREE MONTHS ENDED                              --------------- ------------------ --------------- ----------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Net sales                                         $   44,351      $    49,868        $   41,930      $   38,774
Gross margin                                          13,272           14,134            12,629          12,653
Net earnings                                           1,933            2,169             1,671            1,450
Diluted earnings per share                        $     0.29      $      0.34        $    0.26       $     0.23

Common Stock Price Range, High Low                $    17.19      $     18.75        $   17.75       $    16.49
                                                  $    12.25      $     11.38        $   13.05       $    12.95

2000
Net sales                                            $39,733          $45,144           $40,716          $38,957
Gross margin                                          11,622           13,514            11,732           12,483
Net earnings                                           1,255            1,983             1,324            1,454
Diluted earnings per share                            $ 0.18           $ 0.30            $ 0.20           $ 0.22

Common Stock Price Range, High Low                    $10.00           $ 9.75            $10.50           $14.25
                                                      $ 7.38           $ 6.53            $ 7.63           $ 9.25


                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                                                                 Charged to
                                                               Beginning         Costs and                             Ending
                                                                Balance           Expenses         Deductions          Balance

ALLOWANCE FOR DOUBTFUL RECEIVABLES:
Year ended September 30, 2001                            $          1,039                896               550   $        1,385
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2000                            $          1,238                341               540   $        1,039
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 1999                            $          1,139                837               738   $        1,238
                                                             ==============    ===============    ==============    ==============

RESERVE FOR WARRANTY AND PRODUCT SERVICE:
Year ended September 30, 2001                            $          2,553              2,020             1,706   $        2,867
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2000                            $          1,414              2,724             1,585   $        2,553
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 1999                            $          1,140              1,533             1,259   $        1,414
                                                             ==============    ===============    ==============    ==============


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

PART III

Part III (Items 10, 11, 12 and 13) is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 2001, which is incorporated herein by reference.

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

         (10j) $15,000,000 Term Loan Agreement between BHA Group Holdings, Inc. and Commerce Bank N.A. dated as of September 20, 1999 (8).

         (10k) $18,000,000 Amended and Restated Credit Agreement between BHA Group Holdings, Inc. and Bank of America, N.A. dated as of May 7, 2001 (10).

         (21)  Subsidiaries of the Registrant (10).

         (23)  Independent Auditors' Consent (10).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which exhibit is incorporated herein by reference.

(10)     Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.

Dated:        November 6, 2001                    By:     /s/ James E. Lund
                                                          ------------------------------------------------------------
                                                          James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:        November 6, 2001                    By:     /s/ James E. Lund
                                                          ------------------------------------------------------------
                                                          James E. Lund, President
                                                          Principal Executive Officer and Director

Dated:        November 6, 2001                    By:     /s/ Lamson Rheinfrank, Jr.
                                                          ------------------------------------------------------------
                                                          Lamson Rheinfrank, Jr.
                                                          Chairman of the Board

Dated:        November 6, 2001                    By:     /s/ Don H. Alexander
                                                          ------------------------------------------------------------
                                                          Don H. Alexander
                                                          Director

Dated:        November 6, 2001                    By:     /s/ Robert Freeland
                                                          ------------------------------------------------------------
                                                          Robert Freeland
                                                          Director

Dated:        November 6, 2001                    By:     /s/ Thomas A. McDonnell
                                                          ------------------------------------------------------------
                                                          Thomas A. McDonnell
                                                          Director

Dated:        November 6, 2001                    By:     /s/ James J. Thome
                                                          ------------------------------------------------------------
                                                          James J. Thome
                                                          Executive Vice President,
                                                          Principal Operating Officer and Director

Dated:        November 6, 2001                    By:     /s/ Richard C. Green, Jr.
                                                          ------------------------------------------------------------
                                                          Richard C. Green, Jr.
                                                          Director

Dated:        November 6, 2001                    By:     /s/ James C. Shay
                                                          ------------------------------------------------------------
                                                          James C. Shay
                                                          Senior Vice President, Finance and Administration,
                                                          Principal Financial & Accounting Officer

                            BHA Group Holdings, Inc.
                                  Exhibit Index

     EXHIBIT NO.                                      DESCRIPTION
         10k            Amended and Restated Credit Agreement between BHA Group Holdings, Inc., and Bank of America N.A. dated as of May 7, 2001.

          21                            Subsidiaries of BHA Group Holdings, Inc.

          23                                  Independent Auditors' Report