Form 10-Q
period 2001-12-31
BHA GROUP INC
filed 2002-01-22
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                       Commission File Number
         December 31, 2001                                0-15045


                            BHA Group Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                 43-1416730
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification
 Incorporation or Organization)         Number)

8800 East 63rd Street, Kansas City, Missouri                        64133
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code         (816) 356-8400
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

As of January 15, 2002, the number of shares outstanding of the Registrant's Common Stock was 6,081,353.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)                                  DECEMBER 31,          SEPTEMBER 30,
                              ASSETS                                          2001                   2001
                              ------
                                                                        ------------------     ------------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $ 8,725             $ 9,471
     Accounts receivable, less allowance for doubtful receivables
         of $1,456 and $1,385, respectively                                     29,014              29,803
     Inventories (note 6)                                                       22,125              22,845
     Income taxes receivable                                                         3                 379
     Prepaid expenses                                                            3,085               2,187
     Deferred income taxes                                                       2,655               2,655
                                                                        ------------------    -------------------
              Total current assets                                              65,607              67,340
                                                                        ------------------    -------------------
Property, plant and equipment, at cost                                          65,929              64,322
     Less accumulated depreciation and amortization                             37,205              36,043
                                                                        ------------------    -------------------
              Net property, plant and equipment                                 28,724              28,279
                                                                        ------------------    -------------------
Property held under capital leases                                               5,747               5,830
Other assets                                                                     8,291               9,713
                                                                        ------------------    -------------------
                                                                              $108,369            $111,162
                                                                        ==================    ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 2,304             $ 2,499
     Accounts payable                                                            9,439               8,946
     Accrued expenses and other current liabilities                              8,824              10,659
                                                                        ------------------    -------------------
         Total current liabilities                                              20,567              22,104
                                                                        ------------------    -------------------
Long-term deferred income taxes                                                  1,984               1,984
Long-term debt, excluding current installments                                  16,876              17,769
Long-term lease obligations, excluding current installments                      6,400               6,637
Other liabilities                                                                1,428               1,534
Shareholders' equity:
     Common stock $0.01 par value, authorized 20,000,000
         shares:  Issued 8,841,570 and 8,814,492 shares,
         respectively                                                               88                  88
     Additional paid-in capital                                                 62,835              62,536
     Retained earnings                                                          35,203              34,916
     Accumulated - other comprehensive income                                     (674)               (856)
     Less cost of 2,760,217 and 2,706,417 shares, respectively, of
         common stock in treasury                                              (36,338)            (35,550)
                                                                        ------------------    -------------------
         Total shareholders' equity                                             61,114              61,134
                                                                        ------------------    -------------------
                                                                              $108,369            $111,162
                                                                        ==================    ===================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2001                   2000
                                                                           ----                   ----

Net sales                                                                  $40,913                 $44,351
Cost of sales                                                               28,507                  31,079
                                                                    -------------------    --------------------
         Gross margin                                                       12,406                  13,272
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,078                   5,306
     General and administrative expense                                      4,535                   4,542
                                                                    -------------------    --------------------
         Total operating expenses                                            9,613                   9,848
                                                                    -------------------    --------------------
         Operating income                                                    2,793                   3,424

Interest expense, net                                                          204                     482
                                                                    -------------------    --------------------
         Earnings before income taxes and the
              cumulative effect of accounting
              change                                                         2,589                   2,942

Income taxes                                                                   905                   1,009
                                                                    -------------------    --------------------
         Income before cumulative effect of an
              accounting charge                                              1,684                   1,933
Cumulative effect of an accounting change,
     net of income tax benefit of $0 (Note 2)                               (1,215)                     --
                                                                    -------------------    --------------------
         Net earnings                                                        $ 469                  $1,933
                                                                    ===================    ====================

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting charge                                             $ 0.28                  $ 0.30
         Net income                                                         $ 0.08                  $ 0.30
     Diluted
         Income before cumulative effect of
              accounting charge                                             $ 0.26                  $ 0.29
         Net income                                                         $ 0.07                  $ 0.29

Basic weighted average number of common
    shares outstanding                                                       6,097                   6,409
Diluted weighted average number of common
    shares outstanding                                                       6,384                   6,704


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

(IN THOUSANDS)                                                 2001                2000
                                                               ----                ----
Net earnings                                                    $469              $1,933

Other comprehensive income:
     Foreign currency translation adjustments                     75                 655

     Net change in foreign exchange gains deferred in
         accordance with SFAS No. 133                            107                (109)
                                                          ---------------     ---------------

Comprehensive income                                            $651              $2,479
                                                          ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

(In thousands, except share and per share data)                                       2001                      2000
                                                                                      ----                      ----
Common stock:
     Balance at beginning period                                                      $   88                   $   87
     Issuance of 27,078 and 15,746 shares of common
         stock in 2001 and 2000, respectively                                             --                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                             88                       87
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                   62,536                   61,854
     Excess over par value of common stock issued                                        299                      147
     Stock issued from treasury for stock option exercises                                --                     (108)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         62,835                   61,893
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                   34,916                   28,440
     Net earnings for the period                                                         469                    1,933
     Cash dividends of $.03 per share paid on common stock
         during 2001 and 2000                                                           (182)                    (195)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         35,203                   30,178
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                     (856)                  (1,634)
     Equity adjustment from foreign currency translation
         and derivative instruments                                                      182                      546
                                                                           ----------------------    ---------------------
     Balance at end of period                                                           (674)                  (1,088)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                  (35,550)                 (28,940)
     Acquisition of 53,800 and 329,108 shares of common
         stock, at cost, during 2001 and 2000, respectively                             (788)                  (4,650)
     Issuance of 10,744 treasury shares pursuant to stock
         option exercises, net, during 2000                                               --                      (49)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        (36,338)                 (33,639)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                      $61,114                  $57,431
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2001                2000
                                                                              ----                ----
Cash flows from operating activities:
     Net earnings                                                             $ 469              $1,933
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
         Depreciation and amortization                                        1,283               1,584
         Cumulative effect of an accounting change                            1,215                  --

     Changes in assets and liabilities:
         Accounts receivable                                                    789                 929
         Inventories                                                          1,022                (287)
         Prepaid expenses                                                      (898)               (802)
         Accounts payable                                                       493              (2,545)
         Accrued expenses and other liabilities                              (1,985)             (1,490)
         Income taxes receivable or payable                                     376                 176
                                                                         ---------------     ---------------
              Net cash provided by (used in) operating activities             2,764                (502)
                                                                         ---------------     ---------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                            (1,462)               (638)
     Net assets of business acquired (note 3)                                  (622)                 --
     Change in other assets and liabilities                                     388                 (93)
                                                                         ---------------     ---------------
         Net cash used in investing activities                               (1,696)               (731)
                                                                         ---------------     ---------------

Cash flows from financing activities:
     Payment of cash dividends on common stock                                 (182)               (195)
     Purchase of treasury stock                                                (788)             (4,650)
     Proceeds from issuance of common stock                                     299                 136
     Net stock options exercised                                                 --                (146)
     Net proceeds from borrowings under revolving bank lines
         of credit                                                               --               3,918
     Repayments of long-term debt and other long-term liabilities            (1,325)               (400)
                                                                         ---------------     ---------------
         Net cash used in financing activities                               (1,996)             (1,337)
                                                                         ---------------     ---------------

Equity adjustment from foreign currency translation                             182                 546
                                                                         ---------------     ---------------

Net decrease in cash and cash equivalents                                      (746)             (2,024)
Cash and cash equivalents at beginning of period                              9,471               3,877
                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                   $8,725              $1,853
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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders for the fiscal year ended September 30, 2001, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

(2)  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standard (SFAS) No. 142. "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and has been adopted by the Company effective October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of.

Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement requires that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, using a fair value model. To accomplish this, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Based upon a discounted cash flow analysis, the Company concluded that the carrying value of its Europe APC reporting unit exceeded its fair value and as such the related goodwill was impaired. As a result, the Company recognized a charge of $1,215,000 during the quarter ending December 31, 2001, to write-off the goodwill of its Europe segment in its entirety. This write-off has been recognized as the cumulative effect of a change in accounting principle.

The goodwill affected by this write-off related to two transactions, both of which were acquisitions of the common stock of the target companies. As such, there was no adjustment in the tax basis of the assets of such companies at the time of the acquisitions. Accordingly, no tax benefit can be recorded as a result of the write-off of the related goodwill.

The remaining acquired intangible assets and goodwill of the Company as of December 31, 2001 were as follows (in thousands):

                                           GROSS               ACCUMULATED
                                      CARRYING AMOUNT          AMORTIZATION
                                      -----------------     -------------------
Amortized Intangible Assets:
       Non-compete agreements            $    786              $     289
       Patent rights                        2,026                  1,423
       Customer lists and other               175                      3
                                      -----------------     -------------------
Total                                    $  2,987              $   1,715
                                      =================     ===================

Unamortized Intangible Assets:
       Trademark and Product Rights      $  1,282
                                      =================

Goodwill                                 $  4,004
                                      =================

There were no changes in the carrying value of goodwill during the quarter ended December 31, 2001 other than the impairment loss recognized upon implementation of SFAS No. 142. All of the goodwill recorded on the balance sheet of the Company at December 31, 2001 relates to the Domestic APC segment.

Amortization expense recognized for the quarter ended December 31, 2001 relative to acquired intangibles was $53,000. Amortization of purchased intangibles for each of the next five years is estimated as follows: 2002 - $241,000, 2003 - $229,000, 2004 - $222,000, 2005 - $222,000 and 2006 - $222,000.

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill and other intangible assets which will no longer be amortized. Also excluded is the loss reported as a cumulative effect of an accounting change resulting from the implementation of SFAS No. 142. Amounts are in thousands except per share information:

                                                                                 DECEMBER 31,
                                                                        ------------------------------
PRO FORMA INFORMATION                                                   2001                      2000
                                                                        ----                      ----
Net income as reported                                                       $469                   $1,933
Add back:
     Cumulative effect of accounting change                                 1,215                       --
     Amortization of goodwill                                                  --                       55
     Amortization of trademark and product rights                              --                       92
Less tax effect of proforma adjustments                                        --                      (36)
                                                                ----------------------    ---------------------
Adjusted net income                                                        $1,684                   $2,044
                                                                ======================    =====================

Diluted earnings per share:
     Net income as reported                                                 $0.07                    $0.29
     Cumulative effect of accounting change                                   .19                       --
     Amortization of goodwill, net of tax                                      --                       --
     Amortization of trademark and patent rights, net of tax                   --                      .01
                                                                ----------------------    ---------------------
Adjusted net income                                                         $0.26                    $0.30
                                                                ======================    =====================

(3)  ACQUISITION OF ASSETS
In November 2001, the Company acquired certain assets including inventory, equipment, customer lists, and other intangible assets of a fabric filter manufacturer in Mexico. The purchase price consisted of a cash payment in the amount of $622,000 together with the assumption of liabilities of approximately $150,000.

The proforma effect of this transaction is not material to the Company.

(4)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at December 31, 2001 was $2.0 million, and the market value of these contracts was $29,000 lower than face value.

(5)  EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                             December 31, 2001                           December 31, 2000
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
     shareholders                  $ 469            6,097      $ 0.08           $ 1,933         6,409       $ 0.30

Effect of dilutive
     securities--stock options        --              287                         --              295

Diluted earnings per share:
Earnings available to common
     shareholders and assumed
     conversion                    $ 469            6,384      $ 0.07           $ 1,933         6,704       $ 0.29
                                 ==========================================  ==========================================

(6)  INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 2001 and September 30, 2001 were as follows (in thousands):

                            DECEMBER 31,              SEPTEMBER 30,
                                2001                       2001
                       -----------------------    -----------------------

      Raw materials            $16,962                    $15,593
      Work-in-process              191                        946
      Finished goods             4,972                      6,306

                       -----------------------    -----------------------
      Total                    $22,125                    $22,845
                       =======================    =======================

(7)  BUSINESS SEGMENTS
BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in the Middle East and Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business, and is also developing a market for such products outside of air pollution control.

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

Reportable segment data was as follows (in thousands):

NET SALES
                                  DECEMBER 31,                 DECEMBER 31,
                                      2001                        2000
                             -----------------------     -----------------------

Domestic APC                           $32,389                     $36,965
Europe APC                               5,265                       4,870
BHA Technologies                         3,259                       2,516
                             -----------------------     -----------------------
Total                                   40,913                     $44,351
                             =======================     =======================

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                  DECEMBER 31,                 DECEMBER 31,
                                     2001                        2000
                            -----------------------     -----------------------
Domestic APC                        $2,462                      $2,924
Europe APC                             (53)                        224
BHA Technologies                       180                        (206)
                            -----------------------     -----------------------

Total                               $2,589                      $2,942
                            =======================     =======================

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 7 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all business for which the products or services are sold or managed from the United States. Generally, this includes revenues to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, the Middle East, and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

NET SALES
Consolidated net sales for the three months ended December 31, 2001 ("first quarter") decreased 8% to $40.9 million from $44.4 million for the same period in fiscal 2001. Sales in Domestic APC decreased 12% to $32.4 million due to the overall weakness in the economy.

Within the Domestic APC segment, the fabric filter sales declined 15%. The decline primarily relates to the continued weakness in the U.S. manufacturing sector and the impact it has had on BHA's fabric filter replacement parts and service business. Although down from the same period in the prior year, sales of ESP replacement parts and services to customers in the U.S. increased as compared to the September 2001 quarter. New order activity in this area during the most recent quarter has been positive enabling the Company to build a strong backlog of open orders as of December 31, 2001. Export shipments were down 10% due to weakness in the economies in Latin America and the Pacific Rim.

Sales increased by 8% in the Europe APC segment, as this group successfully completed an ESP rebuild project and also maintained their volumes of day-to-day fabric filter shipments.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased $0.7 million or 30% due to incremental business in non-consumer apparel products. Substantially all of this increase was attributable to a new customer which supplies ePTFE membrane laminated to a base fabric as part of the supply chain in a government contract.

GROSS MARGIN
Consolidated gross margin was 30.3% of sales in the first quarter compared to 29.9% for the same period in the prior year. The increase in gross margin as a percentage of sales is the result of an improved mix of business and lower manufacturing overheads.

OPERATING EXPENSES
Operating expenses were $9.6 million (23.5% of sales) for the first quarter of fiscal 2002 compared to $9.8 million (22.2% of sales) for the same period in the prior year. In the fiscal 2002 quarter, the Company recognized net foreign exchange losses of $0.1 million compared to net foreign exchange gains of $0.3 million in the prior year. Additionally, bad debt expense was $0.2 million for the fiscal 2002 quarter compared to $0.1 million in the first quarter of the prior year. These increases in operating expenses aggregating $0.5 million were more than offset by a $0.1 million decrease in amortization resulting from the implementation of SFAS 142, together with savings recognized through personnel reductions implemented during the second half of fiscal 2001 and lower costs such as commissions and bonuses that vary based upon sales volumes.

INTEREST EXPENSE, NET
Interest expense was $0.2 million in the fiscal 2002 quarter compared to $0.5 million for the same period in the prior year. Average borrowings declined from $30.2 million to $26.5 million, and the average interest rate on borrowings dropped from 6.6% to 3.7%. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $2.5 million compared to $2.9 million for the first quarter of fiscal 2001. The decrease was the result of a 12% decline in sales, partially offset by reductions in operating and interest expenses.

The Europe APC segment reported a pre-tax loss of $53,000 in the most recent quarter compared to a pre-tax income of $0.2 million for the same period in the prior year. Exclusive of foreign exchange gains and losses, the operations actually improved by $0.1 million in fiscal 2002 due to the higher sales volumes.

BHA Technologies generated pre-tax earnings of $0.2 million in the current quarter compared to a pre-tax loss of $0.2 million in the prior year. The turnaround resulted from higher sales volumes. Additionally, in the prior year, BHA Technologies incurred costs related to the start-up of their Lee's Summit, Missouri production facility.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
During the fiscal 2002 quarter, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, a loss was recognized relative to the impairment of goodwill of the Company's Europe APC segment. This loss, in the amount of $1.2 million, was accounted for as the cumulative effect of a change in accounting policy.

INCOME TAXES
The effective income tax rate was 35.0% for the first quarter of fiscal 2002 compared to 34.3% for the first quarter of the prior year. The higher rate was the result of losses incurred by certain foreign subsidiaries for which no tax benefits were recorded.

NET EARNINGS
Net earnings for the first quarter of fiscal 2002 were $469,000 ($1,684,000 exclusive of the cumulative effect of the accounting change) compared to net earnings of $1,933,000 in the first quarter of fiscal 2001. Diluted earnings per share was $0.07 ($0.26 exclusive of the cumulative effect of the accounting change) compared to $0.29 for the same period in the prior year. The average number of common and common equivalent shares declined from 6.7 million shares to 6.4 million shares due to repurchases of the Company stock.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $45.0 million at December 31, 2001 compared to $45.2 million at September 30, 2001. The current ratio at December 31, 2001 and September 30, 2001 was 3.2 and 3.0, respectively. The Company's cash decreased slightly from $9.5 million to $8.7 million.

During the quarter ended December 31, 2001, the Company generated $2.8 million in cash from operating activities compared to a net use of $0.5 million in cash for the same period in the prior year. Traditionally, the first fiscal quarter generates little, if any, cash from operations as the Company funds incentive bonus plans and employee benefit contributions during the quarter which are accrued during the prior fiscal year. Operating cash flow for the most recent quarter reflected improvements in the management of working capital, in particular inventory and accounts payable, as compared to the same period in the prior year.

Investing activities resulted in a net use of cash of $1.7 million and $0.7 million for the three months ended December 31, 2001 and 2000, respectively. The investment in capital expenditures used $1.5 million in cash in the most recent quarter compared to $0.6 million for the same quarter in the prior year. The December 2001 quarter included expenditures related to the Company's enterprise resource planning software project. Current year investing activities also included $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the December 2001 quarter, the Company's financing activities consisted primarily of $0.8 million used to repurchase shares of the Company's common stock and $1.3 million used to repay long-term debt and lease obligations. During the December 2000 quarter, the Company increased borrowings by $3.5 million and used these funds, together with cash balances on hand, to repurchase $4.7 million of the Company's common stock.

The Company has financing commitments that include $11.9 million outstanding under a U.S. term note with a final maturity in 2005 that requires quarterly payments of $0.6 million; an $18.0 million U.S. revolving credit facility maturing in 2004; and credit lines in Germany for the U.S. equivalent of $5.0 million maturing in 2004. The Company's unused commitments as of December 31, 2001 were approximately $15.4 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

OUTLOOK
Although cautious about the near term, the Company remains optimistic about its long-term prospects and its ability to achieve its earnings growth and other financial targets. For the second quarter of fiscal 2002, the Company anticipates that consolidated sales will be lower than the same period in the prior year by as much as 5% to 10%.

Earnings per diluted share are expected to be in the range of $.29 to $.34 for the March 2002 quarter. Given the overall uncertainty associated with the global economy, it is difficult to have visibility as to the Company's future results beyond 90 days.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report of Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at December 31, 2001, a 1% fluctuation in market rates would impact interest expense by approximately $250,000 annually.

EXCHANGE RATES
The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At December 31, 2001, the amount of such unhedged exposures was approximately $0.2 million, substantially all of which is related to its affiliates in the European Common Market.

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 2001, the notional amount of such forward exchange contracts was approximately $2.0 million and the market value of these contracts was $29,000 lower than face value.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that have been appropriately reserved for. Although there is not a significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as steel, textile and foundry, which have been severely impacted by the current economic environment. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse affect on the Company's financial condition. However, if the current economic environment persists or deteriorates further, near term operating results could be adversely impacted by an increase in bad debt expense.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a)  There are no exhibits required to be filed with this Form 10-K.

         Reports on Form 8-K:

    (b) During the quarter ended December 31, 2001, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BHA GROUP HOLDINGS, INC.
                          (Registrant)





January 22, 2002     By:  /s/ James C. Shay
------------------        ------------------------------------------------------
      Date                                     (Signature)
                          James C. Shay
                          Senior Vice President, Finance and Administration,
                          Principal Financial and Accounting Officer


                     By:  /s/ James E. Lund
                          ------------------------------------------------------
                                               (Signature)
                          James E. Lund
                          President and Chief Executive Officer