Form 10-Q
period 2002-03-31
BHA GROUP INC
filed 2002-04-23
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        -----------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


  For the Quarter Ended                                Commission File Number
      March 31, 2002                                          0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        43-1416730
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                   Number)


 8800 East 63rd Street, Kansas City, Missouri                 64133
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code        (816) 356-8400
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

As of April 12, 2002, the number of shares outstanding of the Registrant's Common Stock was 6,117,671.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS)                                    MARCH 31           SEPTEMBER 30,
                               ASSETS                                          2002                  2001
                                                                            (UNAUDITED)
                                                                          ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                 $ 7,144            $  9,471
     Accounts receivable, less allowance for doubtful receivables
         of $1,391 and $1,385, respectively                                     34,049              29,803
     Inventories (note 6)                                                       19,752              22,845
     Income taxes receivable                                                       302                 379
     Prepaid expenses                                                            2,790               2,187
     Deferred income taxes                                                       2,655               2,655
                                                                          ----------------    -------------------
              Total current assets                                              66,692              67,340
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          64,456              64,322
     Less accumulated depreciation and amortization                             35,663              36,043
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 28,793              28,279
                                                                          ----------------    -------------------
Property held under capital leases                                               5,678               5,830
Other assets                                                                     7,629               9,713
                                                                          ----------------    -------------------
                                                                              $108,792            $111,162
                                                                          ================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations             $  2,397             $ 2,499
     Accounts payable                                                           10,476               8,946
     Accrued expenses and other current liabilities                             10,142              10,659
                                                                          ----------------    -------------------
         Total current liabilities                                              23,015              22,104
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,984               1,984
Long-term debt, excluding current installments                                  12,650              17,769
Long-term lease obligations, excluding current installments                      6,145               6,637
Other liabilities                                                                1,321               1,534
Shareholders' equity:
     Common stock $0.01 par value. Authorized 20,000,000 shares:
         Issued 8,863,169 and 8,814,492 shares, respectively                        88                  88
     Additional paid-in capital                                                 62,815              62,536
     Retained earnings                                                          37,883              34,916
     Accumulated - other comprehensive income                                     (809)               (856)
     Less cost of 2,745,498 and 2,706,417 shares, respectively, of
          common stock in treasury                                             (36,300)            (35,550)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        63,677              61,134
                                                                          ----------------    -------------------
                                                                              $108,792             $111,162
                                                                          ================    ===================



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2002                    2001
                                                                             ----                    ----
Net sales                                                                  $48,560                 $49,868
Cost of sales                                                               33,643                  35,734
                                                                    -------------------    --------------------
         Gross margin                                                       14,917                  14,134
                                                                    -------------------    --------------------
Operating expenses
     Selling and advertising expense                                         5,226                   5,228
     General and administrative expense                                      5,308                   5,145
                                                                    -------------------    --------------------
         Total operating expenses                                           10,534                  10,373
                                                                    -------------------    --------------------
         Operating income                                                    4,383                   3,761
                                                                    -------------------    --------------------

Interest expense, net                                                          198                     496
                                                                    -------------------    --------------------
         Earnings before income taxes                                        4,185                   3,265
                                                                    -------------------    --------------------

     Income taxes                                                            1,504                   1,096
                                                                    -------------------    --------------------
         Net earnings                                                       $2,681                  $2,169
                                                                    ===================    ====================

Basic earnings per common share                                             $ 0.44                 $  0.35
Diluted earnings per common share                                           $ 0.42                 $  0.34

Basic weighted average number of common
     shares outstanding
                                                                             6,091                   6,169
Diluted weighted average number of common
   shares outstanding
                                                                             6,413                   6,471


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2002                   2001
                                                               ----                   ----
Net sales                                                   $  89,473             $   94,219
Cost of sales                                                  62,150                 66,813
                                                        ------------------    --------------------
         Gross margin                                          27,323                 27,406
                                                        ------------------    --------------------

Operating expenses
     Selling and advertising expense                           10,304                 10,534
     General and administrative expense                         9,843                  9,687
                                                        ------------------    --------------------
         Total operating expenses                              20,147                 20,221
                                                        ------------------    --------------------
         Operating income                                       7,176                  7,185
                                                        ------------------    --------------------

Interest expense, net                                             402                    978
                                                        ------------------    --------------------
         Earnings before income taxes and the
              cumulative effect of accounting change            6,774                   6,207

Income taxes                                                    2,409                  2,105
                                                        ------------------    --------------------
     Income before cumulative effect of an
         accounting change                                      4,365                   4,102
Cumulative effect of an accounting change, net of
     income tax benefit of $0 (Note 2)                         (1,215)                  --
                                                        ------------------    --------------------
         Net earnings                                       $   3,150             $     4,102
                                                        ==================    ====================

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting change                             $    0.72             $     0.65
         Net income                                         $    0.52             $     0.65
     Diluted
         Income before cumulative effect of
              accounting change                             $    0.68             $     0.62
         Net income                                         $    0.49             $     0.62

Basic weighted average number of common
     shares outstanding                                          6,094                  6,291
Diluted weighted average number of common
     shares outstanding                                          6,380                  6,590



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                       Three Months Ended
(IN THOUSANDS)                                                     2002                  2001
                                                                   ----                  ----

Net earnings                                                     $  2,681              $  2,169

Other comprehensive income:
     Foreign currency translation adjustments                        (167)                   16
     Net change in foreign exchange gains deferred in
         accordance with SFAS No. 133                                  32                    95
                                                             -----------------     -----------------

Comprehensive income                                             $  2,546              $  2,280
                                                             =================     =================


                                                                        Six Months Ended
                                                                   2002                  2001
                                                                   ----                  ----

Net earnings                                                     $  3,150              $  4,102

Other comprehensive income:
     Foreign currency translation adjustments                         (92)                  671
     Net change in foreign exchange gains deferred in
         accordance with SFAS No. 133                                 139                   (14)
                                                             -----------------     -----------------

Comprehensive income                                             $  3,197              $  4,759
                                                             =================     =================



See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

(In thousands, except share and per share data)                            2002                     2001
                                                                           ----                     ----
Common stock:
     Balance at beginning of period                                        $   88                  $   87
     Issuance of 48,677 and 15,746 shares of common
         stock in 2002 and 2001, respectively                                  --                       1
                                                                  ---------------------    --------------------
     Balance at end of period                                                  88                      88
                                                                  ---------------------    --------------------
Additional paid-in capital:
     Balance at beginning of period                                        62,536                  61,854
     Excess over par value of common stock issued                             541                     147
     Stock issued from treasury for stock option exercises                   (262)                   (108)
                                                                  ---------------------    --------------------
     Balance at end of period                                              62,815                  61,893
                                                                  ---------------------    --------------------
Retained earnings:
     Balance at beginning of period                                        34,916                  28,440
     Net earnings for the period                                            3,150                   4,102
     Cash dividends of $.03 and $.06 per share paid on
         common stock during 2002 and 2001, respectively                     (183)                   (381)
                                                                  ---------------------    --------------------
     Balance at end of period                                              37,883                  32,161
                                                                  ---------------------    --------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                          (856)                 (1,634)
     Equity adjustment from foreign currency translation and
         derivative instruments                                                47                     657
                                                                  ---------------------    --------------------
     Balance at end of period                                                (809)                   (977)
                                                                  ---------------------    --------------------
Treasury stock:
     Balance at beginning of period                                       (35,550)                (28,940)
     Acquisition of 53,800 and 437,108 shares of common
         stock, at cost, during 2002 and 2001, respectively                  (788)                 (5,909)
     Issuance of 14,719 and 10,744 treasury shares pursuant to
         stock option exercises, net, during 2002 and 2001,
              respectively                                                     38                    (49)
                                                                  ---------------------    --------------------
     Balance at end of period                                             (36,300)                (34,898)
                                                                  ---------------------    --------------------

     Total shareholders' equity                                          $ 63,677                $ 58,267
                                                                  =====================    ====================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2002                2001
                                                                              ----                ----
Cash flows from operating activities:
     Net earnings                                                            $3,150              $4,102
     Adjustment to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                        2,636               3,053
         Deferred income taxes                                                   --                (400)
         Cumulative effect of an accounting change                            1,215                  --

     Changes in assets and liabilities:
         Accounts receivable                                                 (4,246)             (7,893)
         Inventories                                                          3,395               2,184
         Prepaid expenses                                                      (603)               (509)
         Accounts payable                                                     1,530              (1,276)
         Accrued expenses and other liabilities                                (667)                628
         Income taxes payable or receivable                                      77                (607)
                                                                      ------------------  ------------------
              Net cash provided by (used in) operating activities             6,487                (718)
                                                                      ------------------  ------------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                            (2,741)             (2,440)
     Net assets of business acquired (Note 3)                                  (622)                 --
     Change in other assets and liabilities                                     869                  95
                                                                      ------------------  ------------------
         Net cash used in investing activities                               (2,494)             (2,345)
                                                                      ------------------  ------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                  (183)               (381)
     Purchase of treasury stock                                                (788)             (5,909)
     Proceeds from issuance of common stock                                     541                 137
     Net stock options exercised                                               (224)               (146)
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                                      (3,808)              8,812
     Repayments of long-term debt and other long-term liabilities            (1,905)             (1,025)
                                                                      ------------------  ------------------
         Net cash provided by (used in) financing activities                 (6,367)              1,488
                                                                      ------------------  ------------------

         Equity adjustment from foreign currency translation                     47                 657
                                                                      ------------------  ------------------

     Net decrease in cash and cash equivalents                               (2,327)               (918)
Cash and cash equivalents at beginning of period                              9,471               3,877
                                                                      ------------------  ------------------
Cash and cash equivalents at end of period                                   $7,144             $ 2,959
                                                                      ==================  ==================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND REVENUE RECOGNITION

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

Sales of products are recognized when goods are shipped "free on board" (FOB) from their shipping point and when all obligations of the Company have been met.

The Company recognizes sales and gross profits on its services using the percentage of completion method based on total costs incurred as compared to the total estimated cost of the service contract. Substantially, all projects are completed in less than 60 days from the date of commencement and the Company does not engage in any long-term contracts.

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent installation of the products that are also sold by the Company. During the quarter ended March 31, 2002, favorable execution of service contracts resulted in gross margins that were nearly comparable to those recognized from product sales. Revenues generated by products and services were as follows (in thousands):

                                           Three Months Ended
                              March 31, 2002               March 31, 2001
                              --------------               --------------
           Products               $37,188                      $39,172
           Services                11,372                       10,696
                            -------------------         ---------------------
             Total                $48,560                      $49,868
                            ===================         =====================



                                            Six Months Ended
                              March 31, 2002               March 31, 2001
                              --------------               --------------
           Products               $72,266                      $73,574
           Services                17,207                       20,645
                            -------------------         ---------------------
             Total                $89,473                      $94,219
                            ===================         =====================


(2)  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Statement of Financial Accounting Standard (SFAS) No. 142. "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and has been adopted by the Company effective October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The remaining acquired intangible assets and goodwill of the Company as of March 31, 2002 were as follows (in thousands):

                                               GROSS              ACCUMULATED
                                          CARRYING AMOUNT         AMORTIZATION
                                          ---------------         ------------
Amortized Intangible Assets:
       Non-compete agreements                $    786             $     311
       Patent rights                            2,026                 1,454
       Customer lists and other                   175                    12
                                       --------------------    -----------------
Total                                        $  2,987             $   1,777
                                       ====================    =================
Unamortized Intangible Assets:
       Trademark and Product Rights          $  1,282
                                       ====================
Goodwill                                     $  4,004
                                       ====================


There were no changes in the carrying value of goodwill during the quarter or six month period ended March 31, 2002 other than the impairment loss recognized upon implementation of SFAS No. 142. All of the goodwill recorded on the balance sheet of the Company at March 31, 2002 relates to the Domestic APC segment.

Amortization expense relative to acquired intangibles was $62,000 for the quarter and $115,000 for the six months ended March 31, 2002. Amortization of purchased intangibles for each of the next five years is estimated as follows:
2002 - $240,000, 2003 - $229,000, 2004 - $222,000, 2005 - $222,000 and 2006 -
$222,000.

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill and other intangible assets which will no longer be amortized. Also excluded is the loss reported as a cumulative effect of an accounting change resulting from the implementation of SFAS No. 142. Amounts are in thousands except per share information:

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
PRO FORMA INFORMATION                                                 MARCH 31, 2002         MARCH 31, 2001
                                                                      --------------         --------------
Net income as reported                                                      $2,681                $2,169
Add back:
     Amortization of goodwill                                                   --                    55
     Amortization of trademark and product rights                               --                    92
Less tax effect of proforma adjustments                                         --                  (36)
                                                                    -------------------    ------------------
Adjusted net income                                                         $2,681                $2,280
                                                                    ===================    ==================

Diluted earnings per share:
     Net income as reported                                                  $0.42                 $0.34
     Amortization of goodwill, trademark and product rights,
         net of tax                                                             --                   .01
                                                                    -------------------    ------------------
Adjusted net income                                                          $0.42                 $0.35
                                                                    ===================    ==================

                                                                                   SIX MONTHS ENDED
PRO FORMA INFORMATION                                                 MARCH 31, 2002         MARCH 31, 2001
                                                                      --------------         --------------
Net income as reported                                                      $3,150                $4,102
Add back:
     Cumulative effect of accounting change                                  1,215                    --
     Amortization of goodwill                                                   --                   110
     Amortization of trademark and product rights                               --                   184
Less tax effect of proforma adjustments                                         --                  (72)
                                                                    -------------------    ------------------
Adjusted net income                                                         $4,365                $4,324
                                                                    ===================    ==================

Diluted earnings per share:
     Net income as reported                                                  $0.49                 $0.62
     Cumulative effect of accounting change                                    .19                    --
     Amortization of goodwill, trademark and product rights,
         net of tax                                                             --                  0.03
                                                                    -------------------    ------------------
Adjusted net income                                                          $0.68                 $0.65
                                                                    ===================    ==================

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

(4)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at March 31, 2002 was $1,320,000, and the market value of these contracts was $3,000 higher than face value.

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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                              March 31, 2002                              March 31, 2001
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 2,681         6,091       $ 0.44          $ 2,169         6,169       $ 0.35

Effect of dilutive
securities--stock options             --              322                         --              302

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 2,681         6,413       $ 0.42          $ 2,169         6,471       $ 0.34
                                 ==========================================  ==========================================

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               FOR THE SIX MONTHS ENDED
                                              March 31, 2002                              March 31, 2001
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 3,150         6,094       $ 0.52          $ 4,102         6,291       $ 0.65

Effect of dilutive
securities--stock options             --              286                         --              299

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 3,150         6,380       $ 0.49          $ 4,102         6,590       $ 0.62
                                 ==========================================  ==========================================

(6)  INVENTORIES

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 2002 and September 30, 2001 were as follows (in thousands):

                                 MARCH 31,          SEPTEMBER 30,
                                    2002                 2001
                              ---------------    ------------------

          Raw materials            $14,997              $15,593
          Work-in-process            2,413                  946
          Finished goods             2,342                6,306
                              ---------------    ------------------
          Total                    $19,752              $22,845
                              ===============    ==================


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

Reportable segment data was as follows (in thousands):

NET SALES

                                            THREE MONTHS ENDED
                                 --------------------------------------
                                     MARCH 31,            MARCH 31,
                                       2002                  2001
                                 -----------------     ----------------

           Domestic APC               $39,858               $40,244
           Europe APC                   5,624                 6,643
           BHA Technologies             3,078                 2,981
                                 -----------------     ----------------
           Total                      $48,560               $49,868
                                 =================     ================

NET SALES

                                               SIX MONTHS ENDED
                                 --------------------------------------
                                     MARCH 31,            MARCH 31,
                                       2002                  2001
                                 -----------------     ----------------

           Domestic APC               $72,247               $77,209
           Europe APC                  10,889                11,513
           BHA Technologies             6,337                 5,497
                                 -----------------     ----------------
           Total                      $89,473               $94,219
                                 =================     ================


Net sales represent revenues from sales to unaffiliated customers.


EARNINGS (LOSS) BEFORE INCOME TAXES

                                            THREE MONTHS ENDED
                                 --------------------------------------
                                     MARCH 31,             MARCH 31,
                                       2002                  2001
                                 -----------------     ----------------

           Domestic APC               $3,620                $3,068
           Europe APC                    289                   377
           BHA Technologies              276                 (180)
                                 -----------------
                                                       ----------------
           Total                      $4,185                $3,265
                                 =================     ================

                                             SIX MONTHS ENDED
                                 --------------------------------------
                                     MARCH 31,            MARCH 31,
                                       2002                  2001
                                 -----------------     ----------------

           Domestic APC               $6,082                $5,992
           Europe APC                    236                   601
           BHA Technologies              456                 (386)
                                 -----------------
                                                       ----------------
           Total                      $6,774                $6,207
                                 =================     ================

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


FISCAL 2002 COMPARED TO FISCAL 2001

NET SALES

Consolidated net sales for the six months ended March 31, 2002 ("fiscal 2002") decreased 5% to $89.5 million from $94.2 million for the same period in fiscal 2001. Consolidated sales for the quarter ended March 31, 2002 ("second quarter") decreased 3% to $48.6 million from $49.9 million in fiscal 2001. The overall decline in sales was attributable to the weakness in the worldwide manufacturing and industrial production and the impact of this weak demand on the Company's APC business.

Sales in the Domestic APC segment declined 1% for the most recent quarter and 6% for the first six months of fiscal 2002 as compared to the prior year. Within this segment, the sales of fabric filter replacement parts and services declined 10% for the six-month period and 4% for the most recent quarter. The sales of electrostatic precipitator ("ESP") parts and services increased 4% for the most recent quarter and declined 1% for the first six months of fiscal 2002 as compared to the prior year. The ESP business has continued to benefit from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. Export sales decreased 2% for the most recent quarter and 6% for the first six months of fiscal 2002 as compared to the same periods in the prior year due to decreased sales in the Pacific Rim.

Sales in the Company's Europe APC segment declined by 15% for the quarter and 5% for the six-month period as compared to prior year results. The sales decline is the result of a major ESP rebuild project that was performed in the second quarter of the prior year.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by $0.1 million in the second quarter and $.8 million for the first six months of fiscal 2002 as compared to the prior year periods. The increase was attributable to incremental business in non-consumer apparel resulting from a new customer which supplies ePTFE membrane laminated to base fabric as part of the supply chain in a government contract.

GROSS MARGIN

Consolidated gross margin was 30.7% of sales in the second quarter compared to 28.3% in the prior year. For the first six months of fiscal 2002, the consolidated gross margin was 30.5% of sales compared to 29.1% in the prior year. Gross margins as a percentage of sales improved in each of the Company's business segments. The improvements were attributable to a more favorable mix of business, lower manufacturing overheads and higher efficiency in plant utilization. During the most recent quarter, the improved margins were also due, in part, to several significant service contracts that were completed with favorable cost variances which are not expected to be recurring.


OPERATING EXPENSES

Operating expenses were $10.5 million (21.7% of sales) for the second quarter of fiscal 2002 compared to $10.4 million (20.8% of sales) for the same quarter in fiscal 2001. For the first six months of fiscal 2002, operating expenses were $20.1 million (22.5% of sales) compared to $20.2 million (21.5% of sales) for the same period in the prior year. During the first six months of fiscal 2002, the Company recognized net foreign exchange losses, primarily in the Europe APC segment, of $0.2 million compared to net foreign exchange gains of $0.2 million for the same period in the prior year. Additionally, bad debt expense was $0.4 million for the first half of fiscal 2002 compared to $0.2 million for the prior year period. These increases in operating expenses aggregating $0.6 million, together with incremental spending on the Company's enterprise resource planning implementation, were offset by a $0.3 million decrease in amortization resulting from the implementation of SFAS 142, together with savings recognized through personnel reductions implemented during the second half of fiscal 2001.


INTEREST EXPENSE

Interest expense was $0.2 million in the second quarter of fiscal 2002 compared to $0.5 million for the same quarter in fiscal 2001. Interest expense for the first six months of fiscal 2002 was $0.4 million compared to $1.0 million for the first six months of the prior year. Average borrowings decreased from $32.1 million in the first half of fiscal 2001 to $24.9 million during the most recent six months. Additionally, the average interest rate on the Company's borrowings decreased from 6.3% in the fiscal 2001 period to 3.8% for the first half of 2002. All of the Company's borrowings are at variable interest rates.


EARNINGS BEFORE INCOME TAXES

Pre-tax earnings for the Domestic APC segment were $3.6 million for the second quarter compared to $3.1 million in the prior year due to improved gross margins and lower interest costs. For the six months ended in March 2002, Domestic APC pre-tax earnings improved from $6.0 million to $6.1 million despite a 6% decrease in sales. The impact of the lower sales volume was offset by improved gross margins together with a $0.5 million decrease in interest costs attributable to this segment.

The Europe APC segment reported pre-tax earnings of $0.3 million in the fiscal 2002 second quarter compared to $0.4 million for the same quarter in fiscal 2001. For the six- month periods, pre-tax earnings were $0.2 million in fiscal 2002 compared to $0.6 million in fiscal 2001. The majority of the earnings decline is the result of foreign exchange. During the first six months of fiscal 2001, this segment reported foreign exchange gains of $0.3 million compared to losses from foreign exchange of $0.1 million in the fiscal 2002 period.

BHA Technologies' pre-tax earnings for the most recent quarter were $0.3 million compared to a pre-tax loss of $0.2 million in the prior year. For the first six months of fiscal 2002, BHA Technologies reported pre-tax earnings of $0.5 million compared to a pre-tax loss of $0.4 million for the same period in the prior year. The turnaround resulted from higher sales volumes and an improved sales mix. Additionally, in the prior year, BHA Technologies incurred costs related to the start-up of their Lee's Summit, Missouri production facility.


CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

During the first quarter of fiscal 2002, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, a loss was recognized relative to the impairment of goodwill of the Company's Europe APC segment. This loss, in the amount of $1.2 million, was accounted for as the cumulative effect of a change in accounting policy.


INCOME TAXES

The effective income tax rate for the first six months of fiscal 2002 was 35.6% compared to 33.9% for the same period in the prior year. The fiscal 2002 tax rate is higher than the Company's historical rate due to losses on certain foreign subsidiaries for which the Company has not recognized any tax benefits.


NET EARNINGS

Net earnings for the second quarter of fiscal 2002 were $2.7 million ($0.42 per diluted share) compared to net earnings of $2.2 million ($0.34 per diluted share) in the second quarter of fiscal 2001. For the first six months of fiscal 2002, the Company had net earnings of $3.2 million ($0.49 per diluted share) compared to earnings of $4.1 million ($0.62 per diluted share) for the same period in the prior year. Exclusive of the cumulative effect of the accounting change, net earnings for the first six months of fiscal 2002 were $4.4 million ($0.68 per diluted share). The average number of common and common equivalent shares declined from 6.6 million shares to 6.4 million shares due to stock repurchased by the Company in the open market in each year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital decreased from $45.2 million at September 30, 2001 to $43.7 million at March 31, 2002. The current ratio at March 31, 2002 and September 30, 2001 was 2.9 and 3.0, respectively. The Company's cash decreased from $9.5 million at September 30, 2001 to $7.1 million at March 31, 2002.

During the six months ended March 31, 2002, the Company generated $6.5 million in cash from operating activities compared to $0.7 million used to support operating activities in the first six months of the prior year. The difference is the result of improved working capital management.

Investing activities resulted in a net use of cash of $2.5 million and $2.3 million for the six months ended March 31, 2002 and 2001, respectively. The investment in capital expenditures was $2.7 million for the first six months of fiscal 2002 and $2.4 million for the first six months of fiscal 2001. The capital expenditures in fiscal 2002 primarily relate to the Company's enterprise resource planning software project. Current year investing activities also included $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the first six months of fiscal 2002, the Company used cash generated from operations to repay $5.7 million in bank debt. The Company also used $0.8 million to repurchase common stock. During the first six months of fiscal 2001, the Company's financing activities consisted primarily of $7.8 million of net borrowings which were used to repurchase $5.9 million of the Company's common stock and to fund the Company's capital expenditures during this period.

The Company has financing commitments that include $10.6 million outstanding under a U.S. term note with a final maturity in 2005 that requires quarterly payments of $0.6 million; an $18.0 million U.S. revolving credit facility maturing in 2004; and credit lines in Germany for the U.S. equivalent of $5.0 million maturing in 2004. The Company's unused commitments as of March 31, 2002 were approximately $19.1 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.


MANAGEMENT JUDGMENTS AND ESTIMATES

In preparing the financial statements, a number of assumptions and estimates are determined, that in the judgment of management, are proper in light of existing general economic and Company-specific circumstances. Examples of areas in which judgments and estimates are required include the collectibility of receivables, the value of certain inventories and the evaluation of certain contingent liabilities, including product warranties and claims arising in the ordinary course of business. While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes that any difference in the actual results from the estimates will not have a material effect upon the Company's financial position or results of operations.


CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies include inventory valuation, estimates related to collectibility of receivables and estimation of potential warranty claims.

The Company values its inventories on the first-in, first-out (FIFO) accounting method using standard costs and provides reserves for estimated losses for slow moving or obsolete items. The reserve requirement is estimated based upon a review of specific inventory items that are identified as slow moving and consideration of potential salvage value and carrying costs.

Accounts receivables are reported net of reserves for uncollectible accounts. The Company estimates the amount of the reserve requirement based upon a review of delinquent accounts, the Company's historical loss experience and the current economic factors impacting its customers.

The Company provides warranties on the products and services it sells which vary in length and terms based upon the nature of such products and services, as well as the customer's industry. A reserve has been established for potential warranty claims. The Company estimates its reserve requirement based upon specific product failures identified, as well as historical loss experiences.


DIVIDEND POLICY

On January 22, 2002, the Company announced a change in its approach to the payment of cash dividends. In the future, dividends will be paid annually rather than quarterly. Although no dividend has been declared, the Company anticipates paying an annual dividend for calendar 2002 of approximately $0.12 per share in January 2003. This change is intended to streamline the dividend payment process and lower administrative expenses.

OUTLOOK

The strong financial results for the most recently completed quarter indicate that many of the Company's strategies are working. Specifically, the Company will continue to focus on managing costs while continuing to invest in those areas that will provide the greatest advantage in the long term. The Company will continue to maximize opportunities to service the ESP side of the APC business and pursue opportunities to expand its business in the sale of ePTFE membranes to customers in applications outside of air pollution control. The Company also seeks to expand market share in its core fabric filter business as conditions in that market remain soft.

Although the Company is pleased to have reported strong earnings and cash flows for the most recently completed quarter, it continues to remain cautious about near-term results. Of specific concern is continued weakness in the worldwide manufacturing and industrial sector. Based on historical trending, the Company believes that improvement in its market for the sale of fabric filter replacement parts and services could trail an improvement in overall manufacturing conditions by as much as six months. The Company expects that in the interim, competition will be intense and pricing will continue to come under pressure. The Company is committed to maintaining and expanding its position as the premier supplier of APC replacement parts and service during this challenging economic period.

The following is specific guidance for the upcoming quarter. For the third quarter of fiscal 2002, the Company anticipates that consolidated sales will decline less than 5% from the same quarter in the prior year. Earnings for the upcoming quarter are expected to be in the range of $0.23 to $0.28 per diluted share as compared to $0.26 per diluted share reported for the same period in the prior year. Visibility with respect to future results beyond 90 days remains a challenge.


FORWARD-LOOKING INFORMATION

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at March 31, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $210,000 annually.


EXCHANGE RATES

The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At March 31, 2002, the amount of such unhedged exposures was approximately $1.0 million, substantially all of which is related to its affiliates in the European Common Market.


FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 2002, the notional amount of such forward exchange contracts was approximately $1.3 million and the market value of these contracts was $3,000 higher than face value.


ACCOUNTS RECEIVABLE

The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes have been appropriately reserved for. Although there is not significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as steel, textile, and foundry, which have been severely impacted by the current economic environment. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse effect on the Company's financial condition. However, if the current economic environment persists or deteriorates further, near term operating results could be adversely impacted by a further increase in bad debt expense.

PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On February 19, 2002, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

(a)  The following persons were elected as Directors by the following vote:

                                     FOR           AUTHORITY WITHHELD

    Don H. Alexander              4,789,903              330,874
    Robert D. Freeland            4,789,903              330,874
    Richard C. Green              4,789,903              330,874
    James E. Lund                 4,130,601              990,176
    Thomas A. McDonnell           4,789,903              330,874
    Lamson Rheinfrank, Jr.        4,130,734              990,043
    James J. Thome                4,130,727              990,050


(b) Voting to amend and restate the Company's Amended and Restated Incentive Stock Option Plan was as follows:

             FOR               AGAINST             WITHHELD

          3,419,314            417,040             892,619


(c) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2002 was as follows:

              FOR              AGAINST             WITHHELD

           5,111,133            4,487                 0


Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibit (10e), Amended Exhibit 4.1 (effective as of February 19, 2002), to Employment Agreement dated February 1, 2001 between BHA Group Holdings, Inc. and Lamson Rheinfrank, Jr.

(b) Exhibit (10f), Amended Exhibit 4.1 (effective as of February 19, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James E. Lund.

(c) Exhibit (10g), Amended Exhibit 4.1 (effective as of February 19, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James J. Thome.

(d) Exhibit (10h), Amended Exhibit 4.1 (effective as of February 19, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James C. Shay.

(e) During the quarter ended March 31, 2002, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BHA GROUP HOLDINGS, INC.
                                (Registrant)





    April 23, 2002              By:  /s/ James C. Shay
----------------------               --------------------------------
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