Form 10-Q
period 2002-06-30
BHA GROUP INC
filed 2002-07-23
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the Quarter Ended                               Commission File Number
    June 30, 2002                                          0-15045

                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        43-1416730
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)

  8800 East 63rd Street, Kansas City, Missouri                 64133
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code      (816) 356-8400
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

Yes  [X]                No  [ ]

As of July 12, 2002, the number of shares outstanding of the Registrant's Common Stock was 6,119,446.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                  (IN THOUSANDS EXCEPT SHARE DATA))                           JUNE 30            SEPTEMBER 30,
                               ASSETS                                          2002                  2001
                               ------                                     ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                 $12,356            $  9,471
     Accounts receivable, less allowance for doubtful receivables
         of $1,574 and $1,385, respectively                                     30,316              29,803
     Inventories (note 6)                                                       20,335              22,845
     Income taxes receivable                                                       738                 379
     Prepaid expenses                                                            2,541               2,187
     Deferred income taxes                                                       2,655               2,655
                                                                          ----------------    -------------------
              Total current assets                                              68,941              67,340
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          65,185              64,322
     Less accumulated depreciation and amortization                             36,638              36,043
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 28,547              28,279
                                                                          ----------------    -------------------
Property held under capital leases                                               5,582               5,830
Other assets                                                                     8,064               9,713
                                                                          ================    ===================
                                                                              $111,134            $111,162
                                                                          ================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 3,069             $ 2,499
     Accounts payable                                                            8,524               8,946
     Accrued expenses and other current liabilities                             11,913              10,659
                                                                          ----------------    -------------------
         Total current liabilities                                              23,506              22,104
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,984               1,984
Long-term debt, excluding current installments                                  13,034              17,769
Long-term lease obligations, excluding current installments                      6,200               6,637
Other liabilities                                                                  916               1,534
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares:
         Issued 8,877,189 and 8,814,492 shares, respectively                        89                  88
     Additional paid-in capital                                                 62,912              62,536
     Retained earnings                                                          39,950              34,916
     Accumulated - other comprehensive income                                    (905)                (856)
     Less cost of 2,757,743 and 2,706,417 shares, respectively, of
         common stock in treasury                                             (36,552)             (35,550)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        65,494              61,134
                                                                          ================    ===================
                                                                              $111,134             $111,162
                                                                          ================    ===================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2002                    2001
                                                                             ----                    ----
Net sales                                                                  $41,048                 $41,930
Cost of sales                                                               28,132                  29,301
                                                                    -------------------    --------------------
         Gross margin                                                       12,916                  12,629
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,286                   5,096
     General and administrative expense                                      4,612                   4,684
                                                                    -------------------    --------------------
         Total operating expenses                                            9,898                   9,780
                                                                    -------------------    --------------------
         Operating income                                                    3,018                   2,849
                                                                    -------------------    --------------------

Interest expense, net                                                          117                     366
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,901                   2,483
                                                                    -------------------    --------------------

     Income taxes                                                              834                     812
                                                                    ===================    ====================
         Net earnings                                                       $2,067                  $1,671
                                                                    ===================    ====================

Basic earnings per common share                                             $ 0.34                 $  0.27
Diluted earnings per common share                                           $ 0.32                 $  0.26
Basic weighted average number of common
     shares outstanding                                                      6,117                   6,108
Diluted weighted average number of common
   shares outstanding                                                        6,464                   6,433

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)



(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2002                   2001
                                                                           ----                   ----
Net sales                                                                 $ 130,521            $  136,149
Cost of sales                                                                90,282                96,114
                                                                     ------------------    --------------------
         Gross margin                                                        40,239                40,035
                                                                     ------------------    --------------------

Operating expenses
     Selling and advertising expense                                         15,590                15,630
     General and administrative expense                                      14,455                14,371
                                                                     ------------------    --------------------
         Total operating expenses                                            30,045                30,001
                                                                     ------------------    --------------------
         Operating income                                                    10,194                10,034
                                                                     ------------------    --------------------

Interest expense, net                                                           519                 1,344
                                                                     ------------------    --------------------
         Earnings before income taxes and the
              cumulative effect of accounting change                          9,675                 8,690

Income taxes                                                                  3,243                 2,917
                                                                     ------------------    --------------------
     Income before cumulative effect of an
         accounting change                                                    6,432                 5,773
Cumulative effect of an accounting change, net of
     income tax benefit of $0 (Note 2)                                       (1,215)                   --
                                                                     ------------------    --------------------
         Net earnings                                                    $    5,217            $    5,773
                                                                     ==================    ====================

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting change                                          $   1.05              $     0.93
         Net income                                                      $   0.85              $     0.93
     Diluted
         Income before cumulative effect of
              accounting change                                          $   1.00              $     0.88
         Net income                                                      $   0.82              $     0.88

Basic weighted average number of common
     shares outstanding                                                       6,102                  6,230
Diluted weighted average number of common
     shares outstanding                                                       6,401                  6,533

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                                                   Three Months Ended
(IN THOUSANDS)                                                                 2002                  2001
                                                                               ----                  ----
Net earnings                                                                 $  2,067              $  1,671

Other comprehensive income:
     Foreign currency translation adjustments                                     127                   327
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                                (223)                  (40)
                                                                         -----------------     -----------------

Comprehensive income                                                         $  1,971              $  1,958
                                                                         =================     =================


                                                                                   Nine Months Ended
                                                                               2002                  2001
                                                                               ----                  ----
Net earnings                                                                 $  5,217              $  5,773

Other comprehensive income:
     Foreign currency translation adjustments                                      35                   854
     Foreign exchange gains deferred upon
         implementation of FAS 133                                                 --                   144
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                                 (84)                  (54)
                                                                         -----------------     -----------------
                                                                         -----------------     -----------------

Comprehensive income                                                         $  5,168              $  6,717
                                                                         =================     =================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2002                      2001
                                                                                   ----                      ----
Common stock:
     Balance at beginning of period                                                  $   88                   $   87
     Issuance of 62,697 and 15,746 shares of common
         stock in 2002 and 2001, respectively                                             1                        1
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            89                       88
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  62,536                   61,854
     Excess over par value of common stock issued                                       675                      185
     Stock issued from treasury for stock option exercises                            (299)                    (108)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        62,912                   61,931
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  34,916                   28,440
     Net earnings for the period                                                      5,217                    5,773
     Cash dividends of $.03 and $.06 per share paid on
         common stock during 2002 and 2001, respectively                              (183)                    (564)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        39,950                   33,649
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                   (856)                  (1,634)
     Equity adjustment from foreign currency translation and
         derivative instruments                                                        (49)                      944
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         (905)                    (690)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                (35,550)                 (28,940)
     Acquisition of 68,358 and 437,108 shares of common
         stock, at cost, during 2002 and 2001, respectively                         (1,043)                  (5,909)
     Issuance of 17,032 and 10,744 treasury shares pursuant to
         stock option exercises, net, during 2002 and 2001,
              respectively                                                               41                     (49)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                      (36,552)                 (34,898)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                    $ 65,494                 $ 60,080
                                                                           ======================    =====================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


(IN THOUSANDS)                                                                 2002                  2001
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings                                                               $5,217                $5,773
     Adjustment to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                           3,930                 4,566
         Deferred income taxes                                                      --                 (399)

         Cumulative effect of an accounting change                               1,215                    --
     Changes in assets and liabilities:
         Accounts receivable                                                     (513)                   284
         Inventories                                                             2,812                 4,095
         Prepaid expenses                                                        (354)                 (414)
         Accounts payable                                                        (422)               (3,175)
         Accrued expenses and other liabilities                                  1,104                   708
         Income taxes payable or receivable                                      (359)                 (830)
                                                                         ------------------    ------------------
              Net cash provided by operating activities                         12,630                10,608
                                                                         ------------------    ------------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (3,870)               (2,990)
     Net assets of business acquired (Note 3)                                    (622)                    --
     Change in other assets and liabilities                                        206                 (423)
                                                                         ------------------    ------------------
         Net cash used in investing activities                                 (4,286)               (3,413)
                                                                         ------------------    ------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                    (183)                 (564)
     Purchase of treasury stock                                                (1,043)               (5,909)
     Proceeds from issuance of common stock                                        676                   175
     Net stock options exercised                                                 (258)                 (146)
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                                        (2,697)                   521
     Repayments of long-term debt and other long-term liabilities              (1,905)               (2,275)
                                                                         ------------------    ------------------
         Net cash used in financing activities                                 (5,410)               (8,198)
                                                                         ------------------    ------------------

         Equity adjustment from foreign currency translation                      (49)                   944
                                                                         ------------------    ------------------

     Net increase (decrease) in cash and cash equivalents                        2,885                  (59)
Cash and cash equivalents at beginning of period                                 9,471                 3,877
                                                                         ------------------    ------------------
Cash and cash equivalents at end of period                                     $12,356                $3,818
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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. During the quarter and nine months ended June 30, 2002, favorable execution of service contracts resulted in gross margins that were only slightly lower than those recognized from product sales. Revenues generated by products and services were as follows (in thousands):

                                        Three Months Ended
                              June 30, 2002            June 30, 2001
                              -------------            -------------
             Products            $33,785                  $33,451
             Services              7,263                    8,479
                            -------------------     ---------------------
               Total             $41,048                  $41,930
                            ===================     =====================



                                        Nine Months Ended
                              June 30, 2002            June 30, 2001
                              -------------            -------------
             Products            $106,051                 $107,025
             Services              24,470                   29,124
                            -------------------     ---------------------
               Total             $130,521                 $136,149
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

Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement required that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, using a fair value model. To accomplish this, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Based upon a discounted cash flow analysis, the Company concluded that the carrying value of its Europe APC reporting unit exceeded its fair value and as such the related goodwill was impaired. As a result, the Company recognized a charge of $1,215,000 during the quarter ending December 31, 2001, to write-off the goodwill of its Europe segment in its entirety. This write-off has been recognized as the cumulative effect of a change in accounting principle.

The goodwill affected by this write-off related to two transactions, both of which were acquisitions of the common stock of the target companies. As such, there was no adjustment in the tax basis of the assets of such companies at the time of the acquisitions. Accordingly, no tax benefit can be recorded as a result of the write-off of the related goodwill.

The remaining acquired intangible assets and goodwill of the Company as of June 30, 2002 were as follows (in thousands):

                                              GROSS             ACCUMULATED
                                         CARRYING AMOUNT        AMORTIZATION
                                         ---------------        ------------
Amortized Intangible Assets:
       Non-compete agreements               $    786            $     332
       Patent rights                           2,026                1,486
       Customer lists and other                  175                   20
                                        -------------------   ------------------
Total                                       $  2,987            $   1,838
                                        ===================   ==================

Unamortized Intangible Assets:
       Trademark and Product Rights         $  1,282
                                        ===================

Goodwill                                    $  4,004
                                        ===================

There were no changes in the carrying value of goodwill during the quarter or nine month period ended June 30, 2002 other than the impairment loss recognized upon implementation of SFAS No. 142. All of the goodwill recorded on the balance sheet of the Company at June 30, 2002 relates to the Domestic APC segment.

Amortization expense relative to acquired intangibles was $61,000 for the quarter and $176,000 for the nine months ended June 30, 2002. Amortization of purchased intangibles for each of the next five years is estimated as follows:
2002 - $240,000, 2003 - $229,000, 2004 - $222,000, 2005 - $222,000 and 2006 -
$222,000.

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill and other intangible assets which will no longer be amortized. Also excluded is the loss reported as a cumulative effect of an accounting change resulting from the implementation of SFAS No. 142. Amounts are in thousands except per share information:

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
PRO FORMA INFORMATION                                                          JUNE 30, 2002            JUNE 30, 2001
                                                                               -------------            -------------
Net income as reported                                                                $2,067                   $1,671
Add back:
     Amortization of goodwill                                                             --                       55
     Amortization of trademark and product rights                                         --                       92
Less tax effect of proforma adjustments                                                   --                     (36)
                                                                           ----------------------    ---------------------
Adjusted net income                                                                   $2,067                   $1,782
                                                                           ======================    =====================

Diluted earnings per share:
     Net income as reported                                                            $0.32                    $0.26
     Amortization of goodwill, trademark and product rights,
         net of tax                                                                       --                      .02
                                                                           ----------------------    ---------------------
Adjusted net income                                                                    $0.32                    $0.28
                                                                           ======================    =====================

                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
PRO FORMA INFORMATION                                                          JUNE 30, 2002            JUNE 30, 2001
                                                                               -------------            -------------
Net income as reported                                                                $5,217                   $5,773
Add back:
     Cumulative effect of accounting change                                            1,215                       --
     Amortization of goodwill                                                             --                      165
     Amortization of trademark and product rights                                         --                      276
Less tax effect of proforma adjustments                                                   --                    (108)
                                                                           ----------------------    ---------------------
Adjusted net income                                                                   $6,432                   $6,106
                                                                           ======================    =====================

Diluted earnings per share:
     Net income as reported                                                            $0.82                    $0.88
     Cumulative effect of accounting change                                              .18                       --
     Amortization of goodwill, trademark and product rights,

         net of tax                                                                       --                     0.05
                                                                           ----------------------    ---------------------
Adjusted net income                                                                    $1.00                    $0.93
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

(4)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at June 30, 2002 was $2,350,000, and the market value of these contracts was $220,000 lower than face value.

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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                               June 30, 2002                               June 30, 2001
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 2,067         6,117       $ 0.34          $ 1,671         6,108       $ 0.27

Effect of dilutive
securities--stock options             --              347                         --              325

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 2,067         6,464       $ 0.32          $ 1,671         6,433       $ 0.26
                                 ==========================================  ==========================================


                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               FOR THE NINE MONTHS ENDED
                                               June 30, 2002                               June 30, 2001
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
Basic earnings per share:
Earnings available to common
shareholders                        $ 5,217         6,102       $ 0.85          $ 5,773         6,230       $ 0.93

Effect of dilutive
securities--stock options             --              299                         --              303

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 5,217         6,401       $ 0.82          $ 5,773         6,533       $ 0.88
                                 ==========================================  ==========================================

(6)  INVENTORIES

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 2002 and September 30, 2001 were as follows (in thousands):

                                    JUNE 30,                SEPTEMBER 30,
                                      2002                       2001
                             -----------------------    -----------------------
Raw materials                        $14,088                    $15,593
Work-in-process                          558                        946
Finished goods                         5,689                      6,306
                             -----------------------    -----------------------
Total                                $20,335                    $22,845
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

Reportable segment data was as follows (in thousands):

NET SALES

                                              THREE MONTHS ENDED
                              --------------------------------------------------
                                     JUNE 30,                    JUNE 30,
                                       2002                        2001
                              -----------------------     ----------------------
Domestic APC                          $32,056                     $34,801
Europe APC                              5,421                       5,187
BHA Technologies                        3,571                       1,942
                              -----------------------     ----------------------
Total                                 $41,048                     $41,930
                              =======================     ======================

NET SALES

                                              NINE MONTHS ENDED
                              --------------------------------------------------
                                     JUNE 30,                    JUNE 30,
                                       2002                        2001
                              -----------------------     ----------------------
Domestic APC                        $104,303                     $112,010
Europe APC                            16,310                       16,700
BHA Technologies                       9,908                        7,439
                              -----------------------     ----------------------
Total                               $130,521                     $136,149
                              =======================     ======================

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                              THREE MONTHS ENDED
                              --------------------------------------------------
                                     JUNE 30,                    JUNE 30,
                                       2002                        2001
                              -----------------------     ----------------------
Domestic APC                          $2,426                      $2,363
Europe APC                               190                         272
BHA Technologies                         285                       (152)
                              -----------------------     ----------------------
Total                                 $2,901                      $2,483
                              =======================     ======================

                                              NINE MONTHS ENDED
                              --------------------------------------------------
                                     JUNE 30,                    JUNE 30,
                                       2002                        2001
                              -----------------------     ----------------------
Domestic APC                          $8,508                      $8,355
Europe APC                               426                         873
BHA Technologies                         741                       (538)
                              -----------------------     ----------------------
Total                                 $9,675                      $8,690
                              =======================     ======================

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

FISCAL 2002 COMPARED TO FISCAL 2001

NET SALES

Consolidated net sales for the nine months ended June 30, 2002 ("fiscal 2002") decreased 4% to $130.5 million from $136.1 million for the same period in fiscal 2001. Consolidated net sales for the quarter ended June 30, 2002 ("third quarter") decreased 2% to $41.0 million from $41.9 million in fiscal 2001. The overall decline in sales was attributable to the weakness in the worldwide manufacturing and industrial production and the impact of this weak demand on the Company's APC business.

Sales in the Domestic APC segment declined 8% for the most recent quarter and 7% for the first nine months of fiscal 2002 as compared to the prior year. Within this segment, the sales of fabric filter replacement parts and services declined 15% for the most recent quarter and 11% for the nine month period. The sales of electrostatic precipitator ("ESP") parts and services increased 23% for the most recent quarter and 5% for the first nine months of fiscal 2002 as compared to the prior year. The ESP business has continued to benefit from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. Export sales decreased 25% for the most recent quarter and 13% for the first nine months of fiscal 2002 as compared to the same periods in the prior year due to decreased sales in Latin America and in the Pacific Rim.

Sales in the Company's Europe APC segment increased by 5% for the quarter and declined 2% for the nine-month period as compared to prior year results due to the timing of large projects executed.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by $1.6 million in the third quarter and $2.5 million for the first nine months of fiscal 2002 as compared to the prior year periods. The increase was attributable to incremental business in non-consumer apparel resulting from a customer which supplies ePTFE membrane laminated to base fabric as part of the supply chain in a government contract together with improved sales of HEPA filtration products.

GROSS MARGIN

Consolidated gross margin was 31.5% of sales in the third quarter compared to 30.1% in the prior year. For the first nine months of fiscal 2002, the consolidated gross margin was 30.8% of sales compared to 29.4% in the prior year. The majority of the improvement in gross margins as a percentage of sales was in the Domestic APC segment. The improvements were attributable, in part, to a more favorable mix of business, lower manufacturing overheads and higher efficiency in plant utilization. The improved margins were also due to several significant service contracts that were completed with favorable cost variances which are not expected to be recurring.

OPERATING EXPENSES

Operating expenses were $9.9 million (24.1% of sales) for the third quarter of fiscal 2002 compared to $9.8 million (23.3% of sales) for the same quarter in fiscal 2001. For the first nine months of fiscal 2002, operating expenses were $30.0 million (23.0% of sales) compared to $30.0 million (22.0% of sales) for the same period in the prior year. During the first nine months of fiscal 2002, the Company recognized net foreign exchange losses of $0.1 million compared to net foreign exchange gains of $0.2 million for the same period in the prior year. Additionally, bad debt expense was $0.6 million for the first nine months of fiscal 2002 compared to $0.4 million for the prior year period. These increases in operating expenses aggregating $0.5 million, together with incremental spending on the Company's enterprise resource planning system implementation, were offset by a $0.5 million decrease in amortization resulting from the implementation of SFAS 142.

INTEREST EXPENSE

Interest expense is presented net of interest earned on short-term investments. Interest expense was $0.1 million in the third quarter of fiscal 2002 compared to $0.4 million for the same quarter in fiscal 2001. Interest expense for the first nine months of fiscal 2002 was $0.5 million compared to $1.3 million for the first nine months of the prior year. Average borrowings decreased from $31.0 million in the first nine months of fiscal 2001 to $24.0 million during the most recent nine months. Additionally, the average interest rate on the Company's borrowings decreased from 6.1% in the fiscal 2001 period to 3.5% for the first nine months of 2002. Net interest expense has also been favorably impacted by interest earned on short-term investments. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES

Pre-tax earnings for the Domestic APC segment were $2.4 million for both the third quarter of fiscal 2002 and 2001 due to improved gross margins as a percentage of sales and lower interest costs, which offset the decline in revenues. For the nine months ended in June 2002, Domestic APC pre-tax earnings improved from $8.4 million to $8.5 million despite a 7% decrease in sales. The impact of the lower sales volume was offset by an improved gross margin percentage together with a $0.7 million decrease in net interest costs attributable to this segment.

The Europe APC segment reported pre-tax earnings of $0.2 million in the fiscal 2002 third quarter compared to $0.3 million for the same quarter in fiscal 2001. For the nine- month periods, pre-tax earnings were $0.4 million in fiscal 2002 compared to $0.9 million in fiscal 2001. The majority of the earnings decline is the result of foreign exchange. During the first nine months of fiscal 2001, this segment reported foreign exchange gains of $0.3 million compared to a small foreign exchange loss in the fiscal 2002 period.

BHA Technologies' pre-tax earnings for the most recent quarter were $0.3 million compared to a pre-tax loss of $0.2 million in the prior year. For the first nine months of fiscal 2002, BHA Technologies reported pre-tax earnings of $0.7 million compared to a pre-tax loss of $0.5 million for the same period in the prior year. The turnaround resulted from higher sales volumes and an improved sales mix. Additionally, in the prior year, BHA Technologies incurred costs related to the start-up of their Lee's Summit, Missouri production facility.

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

INCOME TAXES

The consolidated effective income tax rate for the first nine months of fiscal 2002 was 33.5% compared to 33.6% for the same period in the prior year. The consolidated effective income tax rates for the three months ended June 30, 2002 and 2001 were 28.7% and 32.7%, respectively. The lower income tax rate in the third quarter of the current year is attributable to the utilization of available net operating losses for tax purposes by several of BHA's subsidiaries in Europe.

NET EARNINGS

Net earnings for the third quarter of fiscal 2002 were $2.1 million ($0.32 per diluted share) compared to net earnings of $1.7 million ($0.26 per diluted share) in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, the Company had net earnings of $5.2 million ($0.82 per diluted share) compared to earnings of $5.8 million ($0.88 per diluted share) for the same period in the prior year. Exclusive of the cumulative effect of the accounting change, net earnings for the first nine months of fiscal 2002 were $6.4 million ($1.00 per diluted share). The average number of common and common equivalent shares declined from 6.5 million shares to 6.4 million shares due to stock repurchased by the Company in the open market in each year.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $45.2 million at September 30, 2001 to $45.4 million at June 30, 2002. The current ratio at June 30, 2002 and September 30, 2001 was 2.9 and 3.0, respectively. The Company's cash increased from $9.5 million at September 30, 2001 to $12.4 million at June 30 2002.

During the nine months ended June 30, 2002, the Company generated $12.6 million in cash from operating activities compared to $10.6 million in the first nine months of the prior year. The difference is the result of improved working capital management.

Investing activities resulted in a net use of cash of $4.3 million and $3.4 million for the nine months ended June 30, 2002 and 2001, respectively. The investment in capital expenditures was $3.9 million for the first nine months of fiscal 2002 and $3.0 million for the first nine months of fiscal 2001. The capital expenditures in fiscal 2002 primarily relate to the Company's enterprise resource planning software project. Current year investing activities also included $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the first nine months of fiscal 2002, the Company used cash generated from operations to repay $4.6 million in bank debt. The Company also used $1.0 million to repurchase common stock. During the first nine months of fiscal 2001, the Company's financing activities consisted primarily of $1.8 million in debt repayments and the repurchase of $5.9 million of the Company's common stock.

The Company has financing commitments that include $10.6 million outstanding under a U.S. term note with a final maturity in 2005 that requires quarterly payments of $0.6 million; an $18.0 million U.S. revolving credit facility maturing in 2004; and credit lines in Germany for the U.S. equivalent of $6.0 million maturing in 2004. The Company's unused commitments as of June 30, 2002 were approximately $18.6 million. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

OUTLOOK

The Company continues to see success in the implementation of its business plan. The financial condition of BHA has been further strengthened during the current fiscal year providing the Company with substantial capital to invest in growth areas and improve its overall position in the key markets it serves. The Company will continue to focus on managing costs while investing in those areas that will provide the greatest advantage in the long term. The Company will maximize opportunities to service the ESP side of the APC business and pursue opportunities to expand its business in the sale of ePTFE membranes to customers for use in applications outside of air pollution control.

Although pleased with year-to-date reported earnings and cash flows, the Company continues to remain cautious about near-term results. Of specific concern is continued weakness in the worldwide manufacturing and industrial sector. Based on historical trending, the Company believes that improvement in its market for the sale of fabric filter replacement parts and services could trail an improvement in overall manufacturing conditions by as much as six months. The Company has not seen any improvement in this market and over the last 90 days has seen further deterioration in certain areas. It is the expectation that, in the interim, competition will be intense and pricing will continue to come under pressure. The Company is committed to maintaining and expanding its position as the premier supplier of APC replacement parts and service during this challenging economic period.

The Company's results for the past two quarters have surpassed expectation from both an earnings and cash flow standpoint. The Company expects that earnings for the upcoming quarter will not be as strong due to continued weakness in the fabric filter business and the timing of contractual shipment of major ESP mechanical parts orders. The Company also reports that it has gone live with its new Enterprise Resource Planning (ERP) system in July. Although pleased with the early adoption and performance of its new system, the Company is factoring into its estimates some initial inefficiencies expected to occur in the execution of its business during the fourth quarter. The following is specific guidance being provided:

o For the fourth quarter of fiscal 2002, the Company anticipates that consolidated net sales will decline less than 5% from the same quarter in the prior year.

o Earnings for the fourth quarter of the current fiscal year are expected to be in the range of $0.19 to $0.24 per diluted share as compared to $0.23 per diluted share reported for the same period in the prior year.

Although visibility with respect to future results beyond 90 days remains a challenge, the Company expects that results for the first quarter of next fiscal year will be stronger than the upcoming quarter due to the known timing of contractual ship dates of large ESP project orders currently in the backlog.

BACKLOG

BHA's backlog was $39.9 million at June 30, 2002. This compares with order backlogs of $43.5 million at March 31, 2002 and $45.2 million at June 30, 2001. In conjunction with the implementation of its new ERP system, the Company has made the decision to report its backlog to include only scheduled orders as opposed to the previous practice of reporting all customer commitments in its backlog. Historically, 20% to 25% of the reported consolidated backlog included customer commitments under "blanket agreements" that did not include firm quantities and ship dates. These orders will no longer be reported as backlog as they do not drive production requirements within ERP. The June 30, 2002 backlog reported herein excludes such amounts.

OTHER ACTIONS

The Company reports that it has accumulated 2.5 million shares of the 3.5 million shares of BHA common stock authorized by its Board of Directors for repurchase.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at June 30, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $220,000 annually.

EXCHANGE RATES

The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At June 30, 2002, the amount of such unhedged exposures was less than $100,000, primarily related to its affiliates in the European Common Market.

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At June 30, 2002, the notional amount of such forward exchange contracts was approximately $2.4 million and the market value of these contracts was $220,000 lower than face value.

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

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K:

(a) Exhibit (11), Computation of earnings per common share. See Note 5 to Unaudited financial statements for the required disclosure.

(b) During the quarter ended June 30, 2002, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BHA GROUP HOLDINGS, INC.
                              (Registrant)


     July 23, 2002            By: /s/ James C. Shay
-----------------------           ----------------------------------------------
         Date                                    (Signature)
                                  James C. Shay
                                  Senior Vice President, Finance and
                                  Administration, Principal Financial and
                                  Accounting Officer

                              By: /s/ James E. Lund
                                  ----------------------------------------------
                                                 (Signature)
                                  James E. Lund
                                  President and
                                  Chief Executive Officer

M350-BHAR
07/17/2002