Form 10-K
period 2002-09-30
BHA GROUP INC
filed 2002-11-07
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
     September 30, 2002                                       0-15045

                            BHA Group Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     43-1416730
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


8800 East 63rd Street, Kansas City, Missouri                         64133
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (816) 356-8400
                                                   -----------------------------

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

                                 Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 25, 2002, the number of shares outstanding of the Registrant's Common Stock was 6,127,807 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock was $48,790,000, computed by reference to the closing price of $17.25 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on October 25, 2002.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 18, 2003 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are included in the "Factors Affecting Earnings and Stock Price" section, "Management's Discussion and Analysis," and may be included in other sections throughout the report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," "see," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the performance of newly established domestic and international operations, demand and price for the Company's products and services, and other factors. Certain of these factors are discussed throughout this report on Form 10-K.

PART I

ITEM 1 - BUSINESS

BHA Group Holdings, Inc. (together with its domestic and international subsidiaries, the "Company" or "BHA") is a global filtration company. Its principal business is the design, manufacture and sale of replacement parts and the performance of rehabilitation conversion services for the types of industrial air pollution control ("APC") equipment known as "baghouses" and "electrostatic precipitators" ("ESPs"). This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses, and between electrically charged collector plates, in the case of electrostatic precipitators. The Company's business also includes the maintenance, conversion and rebuilding of this equipment through a network of employees and independent contractors. The Company's products and services are marketed throughout North America, South America, Europe, the Middle East, the Near East, the Pacific Rim and China. While definitive industry statistics are not available, based upon Dun & Bradstreet reports and other financial information available to it, the Company believes it is a leader in worldwide sales of air pollution control replacement parts and services.

The Company has also established BHA Technologies, Inc. ("BHA Technologies") as a wholly-owned subsidiary that supplies expanded polytetrafluoroethylene ("ePTFE") membrane products for use in its APC product lines. Through BHA Technologies, the Company is also supplying ePTFE membrane products to a new base of customers for consumer and industrial outerwear products, HEPA filtration, and a variety of other industrial applications.

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

During 1994, the Company established BHA Technologies as a Delaware Corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, the Company uses a thermal process to laminate ePTFE membrane to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX(R). The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control business with ePTFE membranes for use on filter elements, BHA Technologies has also identified other market niches and product opportunities. Products currently being sold include membrane fabrics for use in high performance outerwear marketed under the eVENT(R) trade name, high efficiency
(HEPA) filter media used in household appliances and industrial applications, cleanroom garments, military outerwear, and allergy relief products.

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

The Company has been doing business internationally since 1982 and has expanded its presence throughout the world as illustrated in the chart below:

Date                                            Company Name (1)                                                   Location
----                                            ----------------                                                   --------
September 1982                                   BHA Group GmbH                                              Ahlen, Germany
August 1994                                       BHA Group AG                                      Muemliswil, Switzerland
March 1997                            BHA Environmental Technology Co. Ltd.                                 Shanghai, China
April 1997                            BHA Group International Pvt. Ltd. (2)                                     Pune, India
August 1997                                     BHA U.K. Limited                                 Birmingham, United Kingdom
November 1997                                  BHA Purfilter S.L.                                          Barcelona, Spain
March 1998                                     BHA Technologies AG                                  Muemliswil, Switzerland
August 1998                           BHA Group International Holdings B.V.                          Amsterdam, Netherlands
November 1998                                  BHA do Brazil Ltda.                                        Sao Paulo, Brazil
December 1998                            BHA Group Philippines, Inc. (2)                                Manila, Philippines
June 1999                                     BHA Technologies K.K.                                            Tokyo, Japan
January 2002                            BHA Group de Mexico S.A. de C.V.                             Aguascalientes, Mexico

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

BHA GROUP AG
BHA Group AG, formerly SF Air Filtration AG, is a Swiss corporation that designs and produces high efficiency replacement cartridge filter elements. This wholly-owned subsidiary manufactures the pleated media filter elements in Muemliswil, Switzerland and sells these products throughout Europe.

BHA UK LIMITED
BHA UK Limited sells industrial air pollution control parts and services to customers throughout the United Kingdom and supports product sales from the Company's manufacturing operations in Spain and Switzerland.

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

BHA GROUP DE MEXICO S.A. DE C.V.
BHA Group de Mexico S.A. de C.V. ("BHA Mexico") is a Mexican corporation. BHA Mexico is currently a start-up operation which is expected to manufacture replacement filters for industrial air pollution equipment in Aguascalientes, Mexico, primarily for distribution in Latin America. It is anticipated that BHA Mexico will also provide additional manufacturing capacity for the Company's U.S. operations.

In addition to the manufacturing facility in Mexico and the sales office in Brazil, the Company supports the Latin American operations through telemarketing and support services managed from its Kansas City, Missouri headquarters.

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

BHA GROUP INTERNATIONAL PRIVATE LIMITED
BHA Group International Private Limited ("BHA India") is an Indian corporation that provides sales and service assistance to customers in India including support for products exported from the Company's manufacturing units in the United States.

BHA TECHNOLOGIES K.K.
BHA Technologies K.K. ("BHA Technologies Japan"), a Japanese corporation, is a wholly-owned subsidiary of BHA Technologies, Inc. that markets ePTFE membrane products for a wide variety of applications both within and outside the air pollution control industry. BHA Technologies Japan also provides support for BHA's non-ePTFE APC business in Japan.

COMPETITION

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. A number of regional offices have been established by the Company in Asia and Latin America. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. Several of the Company's competitors are, or are part of, large integrated companies, which have greater resources than the Company. The competition also includes several dozen small to mid-size filter bag manufacturers that compete in local and regional geographic markets. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators.

The domestic market for electrostatic precipitators has been competitive in recent years due largely to the utility industry, which has been restructuring in response to deregulation. Over the past two years, tight energy supplies, the general aging of ESP equipment, and concern over pollution regulations have led to a surge in replacement parts and service business for ESPs. An ESP is the prevalent piece of air pollution control equipment on coal-fired boilers for the U.S. electrical utility industry. The electric utilities are attempting to reduce downtime and improve efficiency of their coal-fired generating capacity. The company believes that it is well positioned in this market and is benefiting from opportunities to work with these electric utility customers. Outside of the U.S., it is important to note that electrostatic precipitators are currently more prevalent than baghouses for use in air pollution control systems. The Company continues to position itself for additional growth in the international marketplace.

The market in which BHA Technologies competes is much less fragmented than the APC business. The primary competitors in the ePTFE membrane market include the industry leader, W. L. Gore and Associates, Inc., which developed the process for ePTFE in 1958. Other competitors include Tetratec Corporation and Nitto Denko Corporation. Competition is based upon brand name, quality, innovation and pricing.

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

The Company continues to monitor the global business environment very closely and its potential impact on BHA's business. While the current environment poses a serious threat to near term operating results, the Company believes it is well positioned in its markets to generate positive earnings and consistent cash flows during a period of slower business. The Company will use its free cash flows to invest in its business to strengthen its competitive position. The following briefly summarizes a few of the Company's key strategies and competitive advantages:

o The Company is a global leader in the APC replacement parts and service market and is looking to expand market share through its ability to deliver value to its customers.
o The Company has a stronger financial position than many of its competitors and will use its free cash flow to invest in its personnel, new products, technology and its common stock repurchase program.
o The Company is a world leader in the supply of innovative filtration products. Its business includes a diverse product line across numerous filtration applications. The business is also diverse from a geographic and industry perspective.
o The Company is working to expand these and other competitive advantages during this period of economic uncertainty.

The Company has previously defined its financial goals. These include the increase in compounded earnings per diluted share at a 12% to 15% annual rate and the increase in the return on average equity to 15% by fiscal 2004 and to 20% over the long-term. Although the Company has confidence in its strategies and business plans, it is important to note that there are a number of risk factors that could have a material adverse impact on the Company's ability to achieve its financial goals. These factors are discussed in more detail below.

Domestic Air Pollution Control (APC) Segment


U.S. Fabric Filter
The Company is the leader in the supply of replacement parts and service to U.S. operators of fabric filter dust collectors. During the Company's fiscal year ended September 30, 2002 ("fiscal 2002"), its sales were $74 million in this market, representing a 14% decrease from the prior year and an 18% decrease from its peak sales for the year ending September 30, 2000 ("fiscal 2000"). Industry data indicates that the U.S. market for these products contracted as much as 25% to 30% during this two-year period. Factors contributing to the market decline include customer efforts to reduce on-hand inventories, delays in spending for major equipment upgrades and reduced plant utilization. For its fiscal year ending September 30, 2003 ("fiscal 2003"), the Company will be focused on further expanding its share in this market. Although the Company believes it will be successful in expanding its market presence, a severe and protracted downturn in the U.S. economy would have a material adverse impact on the Company's near-term operating results due to the cyclical nature of many of the industries its customers operate in. Such continued weakness in the U.S. market could result in a further decline in sales and gross margins due to competitive pressures in the marketplace.

U.S. Electrostatic Precipitator (ESP)
The fiscal 2002 results in this area were very strong as sales of $39 million represented a 9% increase over the prior year and a 41% increase over the fiscal 2000 sales. The electric utility industry represents the primary industry group serviced by this portion of the Company's business. The Company believes it is a leader in this market. ESP's are the primary air pollution control technology utilized on coal-fired boilers at electric utilities. The Company's internal project tracking system indicates that in the near-term there appear to be good opportunities for large project work. Demand for the Company's products and services are influenced in part by the price of coal relative to natural gas and other alternatives. Demand is also influenced by regulatory pressure. As of September 30, 2002, the Company has a record ESP backlog which indicates that sales in this product line should remain strong through fiscal 2003. Beyond 2003, it is possible that the Company's ESP business could be adversely impacted by instability in the utility industry together with an uncertain regulatory environment. A substantial portion of the sales derived in this area is fixed price work on major field installations that carry their own sets of risks. Any substantial project cost overruns on fixed-price work would have a material adverse impact on the Company's short-term operating results.

U.S. Exports to Latin America and Asia
The Company exports fabric filter and ESP replacement parts and service to customers in Latin America and Asia. During fiscal 2002, sales in these regions were $18 million, down 14% from the prior year. Although the Company does not have a substantial investment in property, plant and equipment in either of these regions, the uncertainty associated with world events holds additional risks for this portion of the business. Specifically, the economies of many of the countries BHA sells to in Latin America follow closely the U.S. economy. A severe and protracted downturn in the U.S. economy would negatively impact many of the countries the Company serves throughout Latin America. Political and economic turmoil has also had an adverse impact in some of the Company's key export markets within Latin America. With respect to Asia, the primary concerns relate to a decline in business that could occur if tensions and conflict in the region continue to escalate. In the event that business conditions remain uncertain in Latin America or Asia for an extended period of time, the large project portion of exports to these markets could decline. Such a decline, would have a material adverse impact on the Company's operating results.

Europe APC Segment

The Company's Europe APC Segment posted a substantial turnaround in operating results during fiscal 2001 and 2002 as compared to fiscal 2000. Sales for this segment were $22 million in each of fiscal 2002 and 2001. Moving into fiscal 2003, a significant risk factor relates to the potential softening of the market in Europe as part of an overall deterioration of the global economy. Approximately 15% of Europe's fiscal 2002 sales relate to project work, primarily in the ESP market. A substantial portion of this work is for customers in North Africa and the Middle East and could be negatively impacted by world events. Any one or a combination of the above noted factors could have a material adverse impact on the Company's operating results.

BHA Technologies Segment

Through BHA Technologies, the Company has established a business to supply ePTFE membrane products for use in applications outside of air pollution control, as well as for use in its APC product lines. BHA Technologies improved its operating results dramatically over the past year, generating pre-tax earnings of $1.0 million in fiscal 2002 compared to a pre-tax loss of $0.2 million in fiscal 2001. In fiscal 2002, sales by BHA Technologies to non-affiliates were $12.3 million, up from $10.8 million in fiscal 2001. The Company is focused on establishing BHA Technologies as a business segment that produces high technology products and generates long-term growth for the Company.

Approximately 70% of the sales to non-affiliates generated by BHA Technologies during fiscal 2002 were to three customers. This factor, combined with a competitive environment that has resulted in pressure on gross margins related to the sale of inter-company and third party APC roll goods, create risks relative to the ongoing profitability of this business segment.

Success in this segment beyond fiscal 2003 will require the establishment of several new sales channels and the expansion of sales through relationships that have been established over the past two years. The Company expects to achieve this goal and generate incremental earnings for this segment in fiscal 2003. Because the BHA Technologies segment relies heavily on sales to a limited number of customers, there can be no assurance that it will reach its sales and profitability targets.

The Company believes that its core competency with respect to third party sales for ePTFE membrane products outside of air pollution control will be in the areas of new product development and manufacturing. The Company believes that a substantial portion of its future business will be transacted through supply agreements with third parties. The Company will be responsible for the product and manufacturing issues. Its customers will incorporate the Company's products into other product offerings that will then be sold to third parties. BHA Technologies' success in this regard is also tied in part to its customers' success in delivering product through their supply chains. The nature of this business will be to work with fewer customers on larger supply agreements. The Company's future success in this segment is dependent upon its ability to continue to develop, establish and maintain its existing and targeted new supply arrangements. Failure to execute this strategy or the termination of a major supply contract could have a material adverse impact on the Company's operating results. Failure to execute its strategy could also impact the carrying value of the Company's investment in BHA Technologies' property, plant and equipment.

Accounts Receivable and Credit Risk

The majority of the Company's sales are made on open account, generally with payment terms of net 30 days. The Company's customer base operates in numerous industries in the U.S. and internationally. Many of these industries such as steel, textile and utilities have been adversely impacted by the economic environment. The Company's operating results could be adversely impacted by an increase in bad debt expense in the event that one or more major customers are unable to meet their financial obligations.

Impact of Risk Factors on the Company's Outlook

The Company believes that its expectations for the first quarter of fiscal 2003 included in the "Outlook" section of "Management's Discussion and Analysis" of this Annual Report on Form 10-K are reasonable. Achievement of those targets is subject to certain risks and uncertainties including the above noted risk factors and other risks described elsewhere in this report. Any of such risks could cause the Company to fall short of its financial targets.

In such event, the Company may re-evaluate its longer-term strategies with respect to certain product and market opportunities. In these instances, it may be necessary to reduce expenses and take other steps to rationalize the costs of these areas to make them profitable. These actions could result in restructuring expenses that would impact future results.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system and database of customer equipment specifications, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. A market shift towards higher efficiency filtration has led to increased usage of filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the ePTFE membrane (BHA-TEX(R)) used on its filter bags and elements. The Company is one of the few filter bag suppliers that manufactures its own ePTFE membrane (see "Business"), which the Company believes provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

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

The Company established its APC business with a strategy of marketing and selling directly to the end user of the product. By contrast, BHA Technologies does not sell to the end user of the product. Strategic alliances have been formed with major companies in several markets. Under these relationships, BHA Technologies is the exclusive supplier of ePTFE membrane goods to its partners. These partners incorporate the membrane into their products which are then sold to a third party. The Company's strategic alliance partners include Mitsui & Co. Ltd. for consumer apparel and Tiong Liong Industrial Co. Ltd. for footwear. Strategic alliance partners for military and industrial apparel and other industrial products include Brookwood Companies, Inc. and Stedfast, Inc.

SALES AND MARKETING

One of the Company's principal competitive advantages in the APC market is its proprietary telesales system, the core of which is a computer database containing detailed information on over 142,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 69,000 accounts. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); date of installation; fabric type, size and design of filter bags used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

The ongoing development of the customer database is an important part of the Company's sales strategy. In recent years, a substantial portion of the growth in the customer database relates to the international marketplace and segments of the U.S. market where the Company's newer fine filtration products have application.

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

The Company supplements its telesales efforts with training seminars, web enabled teleconferences, equipment inspections, and on-site sales presentations.

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

In November 1996, the EPA announced its intentions to promulgate new National Ambient Air Quality Standards (NAAQS) for the control of particulate matter ("PM"), which includes lead, ground-level ozone, sulfur dioxide, nitrogen dioxide, carbon monoxide and other fine particulate matter. Currently, the states do not monitor for small particulate (less than 2.5 microns), therefore very little data has been collected to determine which areas meet or do not meet the revised PM-fine standards. On December 1, 1996, the EPA proposed new and more stringent monitoring requirements for PM-2.5 in conjunction with the proposed NAAQS for fine particles. On July 18, 1997, the EPA further revised these standards and since that time, PM-2.5 monitoring networks are being installed and each state will have to prepare a State Implementation Plan that documents its approach to meeting the new NAAQS. The network of required monitors will be phased in over an additional three to four year period. When considering the proposed regulations, the industries most likely to be impacted by the changing air quality standards are the utility, automotive, chemical, petroleum and manufacturing industries. The Company believes that the growing awareness of the importance for better air quality and the adoption of the proposed regulations are positive long-term indicators of the Company's growth potential. Further, the Company is not aware of any likely statutory changes that may have a negative impact on its business.

Additionally, the Company manufactures and sells its products in Europe, Latin America, Canada, the Near East, the Pacific Rim and China. The Company's domestic and international customers are required to operate in compliance with certain standards established and promulgated by their respective permitting authorities.

BACKLOG

On September 30, 2002, the Company's backlog of orders was $57.8 million compared to $46.4 million at September 30, 2001 and $52.7 million at September 30, 2000. Approximately 95% of the September 30, 2002 backlog is expected to ship within the next 12 months. In connection with the implementation of its new ERP system, the Company has made the decision to report its backlog to include only scheduled orders as opposed to the previous practice of reporting all customer commitments in its backlog. Historically, 20% to 25% of the reported consolidated backlog included customer commitments under "blanket agreements" that did not include firm quantities and ship dates. These orders are not included in the September 30, 2002 backlog and will not be included in future backlog reports, as they do not drive production requirements within ERP.

The backlog increased, despite the aforementioned change, due to a significant increase for the domestic ESP group. The Company believes that the backlog for fabric filter parts and services in the U.S. is approximately the same as the September 30, 2001 level when measured in a comparable manner. The backlog in Europe was essentially unchanged. BHA Technologies experienced a modest increase in its backlog due to the continued growth of its business.

EMPLOYEES

As of September 30, 2002, the Company employed approximately 1,020 persons, none of whom are represented by labor unions. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, copyrights, and proprietary information and has pending applications for patents and trademarks for parts, accessories, and electrical controls for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, copyrights, and proprietary information and applications for patents and trademarks to be important. The business of the Company, however, is not dependent on such patents, trademarks, copyrights, and proprietary information. Patents owned by the Company expire at various dates from 2003 through 2016.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri, which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respect to the domestic and foreign properties owned and leased by the company.

Location                                               Use                       Owned/Leased            Square Feet
--------                                               ---                       ------------            -----------
Kansas City, Missouri                         Corporate Headquarters                Owned                    66,000
Lee's Summit, Missouri (7)                     Production/Warehouse                 Leased                   37,500
Slater, Missouri (1)                                Production                      Owned                   150,000
Slater, Missouri (7)                                Production                    Owned (8)                  30,500
Slater, Missouri (1)                                Warehouse                     Owned (8)                  10,000
Slater, Missouri (2)                            Leased to Supplier                  Owned                    54,000
Salisbury, Missouri (1)                             Production                      Owned                    20,000
Salisbury, Missouri (1)                             Production                      Owned                    65,000
Folkston, Georgia (3)                               Production                      Owned                   105,000
Newport News, Virginia (4)                          Production                      Leased                   21,000
Covington, Kentucky (5)                             Warehouse                       Leased                    8,000
Germany (6)                                      Office/Warehouse                   Owned                    30,000
Switzerland (1)                                 Office/Production                   Leased                   35,000
Philippines (6)                                    Office Space                     Leased                    1,000
China (6)                                    Office/Product Assembly                Leased                   17,000
India (6)                                          Office Space                     Leased                    3,000
Mexico (1)                                      Office/Production                   Leased                   25,000
Brazil (6)                                       Office/Warehouse                   Leased                    5,100
Spain (1)                                       Office/Production                   Leased                   26,300
Japan (6)                                          Office Space                     Leased                    1,000

1) Operations include the manufacture of traditional and pleated filter elements, spot welding of metal cages, and warehouse and assembly operations.
2)   Leased to a raw material supplier of the Company.
3) Operations include the manufacture of parts and accessories for electrostatic precipitators.
4) Operations include the manufacture and assembly of computer based voltage control systems for electrostatic precipitators.
5)   Warehouse and office space for the Company's field service crews.
6) Warehouse and office space for sales and service support in certain international markets.
7) Operations include the manufacture of ePTFE membranes. The Lee's Summit facility is subject to a capital lease related to an industrial revenue bond obligation. The Slater facility is owned by the Company.
8) The Company owns the building and improvements and leases the land at a nominal cost pursuant to a long-term ground lease.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market ("NASDAQ") under the symbol "BHAG".

The information set forth in response to Item 201 of Regulation S-K is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 10, Quarterly Financial Data (Unaudited) ("Note 10"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 10 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on October 25, 2002 was $17.25.

HOLDERS
As of October 25, 2002, there were 8,885,550 shares issued and 2,757,743 shares in treasury. At October 25, 2002, the Company had 6,127,807 shares outstanding that were owned by approximately 2,500 beneficial owners.

DIVIDENDS
During the years ended September 30, 2000 and 2001, the Company declared and paid quarterly dividends each year aggregating $.12 per share to shareholders for each such year. During fiscal 2002, the Company declared and paid a dividend of $.03 for the first quarter of its fiscal year. In January 2002, the Company announced a change to its dividend payment policy. Instead of paying quarterly dividends, the Company intends to pay a single annual dividend, the amount of which (if any) would be announced in January of each year. The Company indicated in its January 2002 press release that the dividend for calendar 2002 (payable in January 2003) would likely be in the range of $.12. This change is intended to streamline the dividend payment process and lower administrative expenses.

Future determinations concerning dividends will be made, at the discretion of the Board of Directors, based upon the Company's earnings, its capital requirements, its financial condition, restrictions placed against payment of dividends under any financing agreements and such other factors as the Board of Directors, at its discretion, may from time to time deem relevant.

TREASURY STOCK
The Company has periodically repurchased shares of BHA Common Stock since an initial stock repurchase plan was authorized by the Board of Directors in 1994. In the aggregate, the Company has repurchased 2,548,689 shares out of a total of 3,500,000 shares authorized by the Board of Directors. During fiscal 2002, 68,358 shares were repurchased at an average price of $15.25.

EQUITY COMPENSATION PLAN INFORMATION
The Company has an incentive stock plan for key employees, officers, and directors, which was approved by the Company's shareholders. All equity compensation provided by the Company has been issued in accordance with this plan. The following table sets forth information with respect to the Company's incentive stock plan as of September 30, 2002.

                                                                                               NO. OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                  NO. OF SECURITIES TO BE     WEIGHTED AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (a))
        PLAN CATEGORY                       (a)                          (b)                          (c)
Equity compensation plans
approved by security holders               1,118,464                $   12.08                       504,709

Equity compensation plans not
approved by security holders                     N/A                      N/A                           N/A
                                  ------------------                ---------                ---------------

     Total                                 1,118,464                $   12.08                       504,709
                                  ==================                =========                ===============

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements of the Company and related notes thereto. The selected income statement data for the years ended September 30, 2000, 2001, and 2002, and the selected balance sheet data as of September 30, 2001 and 2002, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                         Years Ended September 30,
                                                          2002         2001         2000       1999(a)       1998
                                                          ----         ----         ----       -------       ----
                                                                   (In Thousands, Except per Share Data)
Selected Income Statement Data
   Net Sales                                            $165,606     $174,923    $164,550      $159,047     $145,494
   Gross Margin                                           52,282       52,688      49,351        41,940       44,033
   Operating Expenses                                     39,944       40,173      37,894        38,297       31,853
   Interest Expense, Net                                     571        1,614       1,951         1,984        1,423
   Earnings Before Income Taxes and the
        Cumulative Effect of Accounting Change            11,767       10,901       9,506         1,659       10,757
   Income Before Cumulative Effect of Accounting
        Change                                             7,842        7,223       6,016         1,084        7,332
   Cumulative Effect of Accounting Change, Net of
        Income Tax (b)                                    (1,215)          --          --            --           --
   Net Earnings                                            6,627     $  7,223    $  6,016     $   1,084    $   7,332
   Earnings per Common Share
        Basic
             Income Before Cumulative Effect of
                  Accounting Change                     $   1.28     $   1.17    $    .91     $     .15    $    1.02
             Net Income                                 $   1.09     $   1.17    $    .91     $     .15    $    1.02
        Diluted
             Income Before Cumulative Effect of
                  Accounting Change                     $   1.23     $   1.11    $    .90     $     .15    $     .97
             Net Income                                 $   1.04     $   1.11    $    .90     $     .15    $     .97
   Weighted Average Shares Outstanding--Basic              6,106        6,199       6,601         7,028        7,171
   Weighted Average Shares Outstanding--Diluted            6,399        6,482       6,672         7,134        7,552

Selected Balance Sheet Data
   Working Capital                                      $ 46,556    $  45,236    $ 42,275     $  43,285    $  42,223
   Total Assets                                          113,461      111,162     112,232       108,148      107,574
   Current Portion of Long-Term Debt and Capital Lease
     Obligations                                           2,479        2,499       2,669         2,922        3,988
   Long-Term Debt (Less Current Portion)                  11,687       17,769      17,638        20,345       23,029
   Capital Lease Obligations (Less Current Portion)        6,088        6,637       7,200         7,600           --
   Shareholders' Equity                                   67,441       61,134      59,807        58,892       61,953
   Cash Dividends Declared per Common Share             $    .03    $     .12    $    .12     $     .12    $     .12

(a) Operating expenses for the year ended September 30, 1999 include $2,167,000 of restructuring charges ($1,408,000 after taxes or $0.20 per share). Additionally, cost of goods sold for the year ended September 30, 1999 includes unusual charges of $4,200,000 ($2,730,000 after taxes or $0.38 per share).

(b) During fiscal 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Accounting for Goodwill and Other Intangible Assets." As a result, the Company recognized a charge of $1.2 million to write-off the goodwill of its Europe segment. See Note 2 to Consolidated Financial Statements.

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

The following table summarizes the Company's revenues by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.

                                                         2002               2001                 2000
                                                         ----               ----                 ----
Domestic APC Segment:
     U.S. Fabric Filter                               $  73,903          $  85,594            $  90,261
     U.S. Electrostatic Precipitator (ESP)               39,377             36,059               27,970
     Export Sales                                        17,822             20,768               19,709
                                                    ---------------    ----------------    -----------------
         Total Domestic APC Segment                     131,102            142,421              137,940
Europe APC Segment                                       22,217             21,693               20,056
BHA Technologies Segment                                 12,287             10,809                6,554
                                                    ---------------    ----------------    -----------------
Total Revenues                                         $165,606           $174,923             $164,550
                                                    ===============    ================    =================

FISCAL 2002 COMPARED TO FISCAL 2001

NET SALES
Consolidated net sales during the year ended September 30, 2002 ("fiscal 2002") were $165.6 million compared to $174.9 million during the year ended September 30, 2001 ("fiscal 2001"), a decrease of 5%. Sales in the Domestic APC segment decreased 8% from $142.4 million to $131.1 million. Sales in the Europe APC segment increased 2% from $21.7 million to $22.2 million. The BHA Technologies business segment generated fiscal 2002 third party sales of $12.3 million compared to prior year sales of $10.8 million, a 14% increase.

Within the Domestic APC segment, fabric filter replacement parts and service sales to customers in the U.S. declined 14% to $73.9 million. The decline represented the second consecutive year of lower sales in these product lines and was the result of the economic contraction in the industrial and manufacturing sectors of the U.S. economy and the decision by many customers to defer expenditures for capital improvements and increases in production capacity. The Company's domestic ESP sales increased 9% from $36.0 million to $39.4 million as this portion of the business benefited from the aging of air pollution control equipment for coal-fired boilers in the U.S. electric utility market. Export sales decreased 14% to $17.8 million as shipments into the Pacific Rim and Latin America declined due to the worsening economy in these markets. Such declines were partially offset by sales growth in China.

The Europe APC segment's sales increased 2%. The modest sales growth was generated despite a slowing economic environment as this business segment supplemented its day-to-day sales of replacement parts and services with several larger projects for ESP rebuilds and ESP to fabric filter equipment conversions.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 14% to $12.3 million. The increase was attributable to incremental business in non-consumer apparel for military and firefighting garments, together with improved sales of HEPA and APC filtration products.

GROSS MARGIN
Consolidated gross margin was 31.6% of sales in fiscal 2002 compared to 30.1% in fiscal 2001. In the Domestic APC segment, margins improved modestly as the Company reduced its overheads to reflect the declining volumes. Additionally, this segment benefited from a favorable mix of business and a substantial improvement in warranty cost. The lower warranty cost was due to improved quality assurance and increased field testing prior to new product introductions. Gross margins improved in the Europe APC segment due to improved plant utilization and emphasis on higher margin parts sales. Gross margins also improved in the BHA Technologies segment due to the increased manufacturing utilization resulting from higher sales volumes.

OPERATING EXPENSES
Selling and advertising expenses were $20.7 million (12.5% of sales) in fiscal 2002 compared to $20.8 million (11.9% of sales) in fiscal 2001. The Company reduced its personnel levels during fiscal 2002 sufficiently to offset modest increases in per person salaries and benefit costs. The declining sales levels resulted in an increase in selling expenses as a percentage of sales. General and administrative expenses were $19.2 million (11.6% of sales) in fiscal 2002 compared to $19.4 million (11.1% of sales) in fiscal 2001. This decline in spending reflects a decrease of $0.6 million in amortization of intangible assets due to the adoption of SFAS No. 142 during fiscal 2002 (see Note 2 to the Audited Financial Statements) together with lower self-insured health care expenses as a result of fewer large claims. These savings were offset, in part, by foreign exchange losses of $0.4 million in fiscal 2002 as compared to foreign exchange gains of $0.1 million in fiscal 2001 and the impact of higher insurance premiums reflecting the tightening market for liability and property loss policies.

INTEREST EXPENSE
Interest expense for fiscal 2002 was $0.7 million compared to $1.8 million in fiscal 2001. The decline was the result of a decrease in average borrowings from $30.0 million to $23.3 million together with lower average interest rates which were approximately 4.2% annually in fiscal 2002 compared to 5.8% in fiscal 2001.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $10.2 million (7.8% of sales) in fiscal 2002 compared to $10.4 million (7.3% of sales) in fiscal 2001. Profits fell only slightly despite an 8% decline in sales due to a reduction in warranty expense, lower manufacturing overheads, a favorable sales mix and reduced spending on sales and administrative personnel. Lower amortization of intangibles as a result of the implementation of SFAS No. 142 also favorably impacted pre-tax earnings for this segment by approximately $0.6 million.

The Europe APC segment generated pre-tax earnings in fiscal 2002 of $0.5 million compared to pre-tax earnings of $0.7 million in fiscal 2001. The decline was the result of foreign exchange as the Company incurred net exchange rate losses in Europe of $0.2 million in fiscal 2002 compared to exchange rate gains in fiscal 2001 of $0.2 million. The impact of foreign exchange rate changes was partially offset by higher gross margins which were generated due to improved plant utilization and sales mix.

BHA Technologies generated pre-tax earnings of $1.0 million in fiscal 2002 compared to a pre-tax loss of $0.2 million in fiscal 2001. The increase in third party sales to $12.3 million from $10.8 million, combined with an improved sales mix resulted in a significant increase in the volume of ePTFE membrane produced. The increased production combined with operating improvements relative to scrap rates reduced the per unit cost of production which more than offset the impact of $0.5 million in charges related to the write-down of certain equipment to its net realizable value.

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

INCOME TAXES
The effective income tax rate was 33.4% in fiscal 2002 compared to 33.7% in fiscal 2001. The effective tax rate in each year was lower than the statutory rate due to credits for research and development, tax benefits on export sales and net operating loss carry-forwards utilized by certain foreign subsidiaries.

NET EARNINGS
Net earnings were $6.6 million ($1.04 per diluted share) in fiscal 2002 compared to $7.2 million ($1.11 per diluted share) in fiscal 2001. Exclusive of the cumulative effect of the accounting change, net earnings were $7.8 million ($1.23 per diluted share) which represents an 11% improvement in per share earnings. The improved earnings were the result of the profitability of the Company's BHA Technologies segment combined with reductions in amortization of intangible assets and interest expense. Weighted average common and common equivalent shares outstanding decreased from 6.5 million shares to 6.4 million shares due to common stock repurchases.

FISCAL 2001 COMPARED TO FISCAL 2000

NET SALES
Consolidated net sales during fiscal 2001 were $174.9 million compared to $164.6 million during the year ended September 30, 2000 ("fiscal 2000"), an increase of 6%. Sales in the Domestic APC segment increased 3% from $137.9 million to $142.4 million. Sales in the Europe APC segment increased 8% from $20.1 million to $21.7 million. The BHA Technologies business segment generated fiscal 2001 third party sales of $10.8 million compared to prior year sales of $6.6 million.

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

OPERATING EXPENSES
Selling and advertising expenses were $20.8 million (11.9% of sales) in fiscal 2001 compared to $19.7 million (12.0% of sales) in fiscal 2000. General and administrative expenses were $19.4 million (11.1% of sales) in fiscal 2001 compared to $18.2 million (11.0% of sales) in fiscal 2000. In total, operating expenses increased 6.0% from $37.9 million to $40.2 million. Although the personnel levels in fiscal 2001 were slightly lower than the prior year, there were increases in operating expenses relative to per person salaries and health care costs. Additionally, the Company incurred higher costs in its information technology department including approximately $0.5 million related to training and consulting for the enterprise resource planning software which was installed in fiscal 2002. The provision for bad debt expense was increased by $0.3 million in fiscal 2001 as compared to the prior year as a result of the higher sales together with the potential impact of the weakening U.S. economy on the Company's industrial customers' ability to pay.

INTEREST EXPENSE
Interest expense for fiscal 2001 was $1.8 million compared to $2.0 million in fiscal 2000. The decline was the result of a decrease in average borrowings from $32.7 million to $30.0 million together with lower average interest rates which were approximately 6.2% annually in fiscal 2000 compared to 5.8% in fiscal 2001.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $10.4 million (7.3% of sales) in fiscal 2001 compared to $10.9 million (7.9% of sales) in fiscal 2000. The decline in profitability for this segment was the result of lower profits in the domestic fabric filter business resulting from the 5% decline in sales. This was partially offset by improved profits from ESP and export sales.

The Europe APC segment generated pre-tax earnings in fiscal 2001 of $0.7 million compared to a pre-tax loss of $0.8 million in fiscal 2000. Of the improvement, approximately $0.6 million was the result of foreign exchange rate changes as the Company incurred exchange rate gains in fiscal 2001 of approximately $0.2 million and exchange rate losses of approximately $0.4 million in fiscal 2000. The balance of the improvement was the result of the 20% increase in sales, expressed in local currencies, which were generated with substantially the same overhead structure.

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

OTHER

The U.S. inflation rate grew at a moderate pace during fiscal 2002. BHA believes that its business is not affected by inflation except to the extent the economy in general is affected.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $46.6 million at September 30, 2002 compared to $45.2 million at September 30, 2001. The current ratio was 2.8 at September 30, 2002 compared to a current ratio of 3.0 at September 30, 2001. Cash provided by operating activities was $17.1 million in fiscal 2002 compared to $16.5 million in fiscal 2001. The cash flow provided by operating activities in fiscal 2002 reflects earnings before cumulative effect of accounting change of $7.8 million combined with depreciation and amortization of $5.5 million. Additionally, increases in accounts payable and accrued liabilities generated cash from operations.

Investing activities have resulted in a net use of cash during each of the past three years. Capital expenditures were $4.6 million, $4.4 million, and $4.5 million in fiscal 2002, 2001, and 2000, respectively. Capital expenditures over the past three years have been used to invest in improved information systems, expand capacity for ePTFE membrane, and develop new products and increased manufacturing capacity for BHA's APC products. In fiscal 2002, the Company invested $0.6 million to acquire certain assets of a fabric filter manufacturer in Mexico. In fiscal 2000, the Company received $1.1 million from the sale of assets relative to the allergydirect.com division of BHA Technologies.

During fiscal 2002, the Company used $7.3 million for financing activities including the repurchase of $1.0 million of BHA common stock and the repayment of $6.7 million of borrowings. In fiscal 2001, the Company used $7.4 million for financing activities including $6.6 million to repurchase BHA common stock and $0.7 million for the payment of cash dividends. The Company also repaid $0.6 million in borrowings, net. During fiscal 2000, the company used $7.8 million for financing activities including $3.6 million to repurchase BHA common stock and $0.8 million for the payment of cash dividends. The Company also repaid $3.4 million in borrowings, net.

Cash balances, including short-term investments increased from $9.5 million at September 30, 2001 to $13.8 million at September 30, 2002.

At September 30, 2002, BHA had unused lines of credit of $19.8 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2004; $9.4 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $6.0 million with a maturity on April 30, 2004; and a capital lease related to an industrial revenue bond transaction for $6.6 million with annual sinking fund payments and a final maturity in 2018.

The domestic term loans and revolving credit facility include financial covenants regarding minimum net worth, minimum fixed charge coverage ratios, and maximum borrowing to EBITDA ratios. The Company was in compliance with all such covenants at September 30, 2002. With the exception of the capital lease transaction, no assets of the Company are pledged to secure any indebtedness. BHA Group Holdings, Inc. and its primary U. S. affiliates have guaranteed the European revolving credit facility. The company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The Company has obligations to make future payments under existing agreements as follows (amounts in thousands):

                                                                 PAYMENTS DUE BY FISCAL YEAR
                                         ----------------------------------------------------------------------------
                                                           2004-            2006-
                                            2003            2005             2007         THEREAFTER        TOTAL
                                            ----            ----             ----         ----------        -----
Long-Term Debt                             $1,967        $  9,187           $2,500       $      --         $13,654
Capital Lease Obligations                     512           1,001              973           5,036           7,522
Operating Lease Obligations                 1,381           1,379              589              --           3,349
Other Long-Term Obligations                    --              --               --              --              --
                                         -----------     -----------      -----------    -------------    -----------
Total Contractual Cash Obligations:        $3,860         $11,567           $4,062          $5,036         $24,525
                                         ===========     ===========      ===========    =============    ===========

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

In some instances, the Company enters into arrangements with customers that involve execution of projects over a period of several months or that involve multiple elements which are delivered at different points in time. In such cases, management reviews the specific transactions and considers the relevant accounting pronouncements in determining the appropriate timing for recognition of revenues.

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

OUTLOOK

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

The Company continues to remain cautious about the near-term results of its U.S. and export fabric filter businesses. Of specific concern is continued weakness in the worldwide manufacturing and industrial sector. Based on historical trending, the Company continues to believe that improvement in its market for the sale of fabric filter replacement parts and services will likely trail an improvement in overall manufacturing conditions by as much as six months. The Company has not seen any improvement in business conditions and expects that competition will remain intense and pricing will continue to come under pressure. The Company is committed to maintaining and expanding its position as the premier supplier of APC replacement parts and service during this challenging economic period.

Although cautious about the near-term prospects for the fabric filter replacement parts and service business, the Company expects that its earnings for the first quarter of Fiscal 2003 will be sequentially stronger than the fourth quarter of fiscal 2002. This expectation is premised on the substantial increase in backlog relating to ESP rebuild work for electric utility customers that will start to ship during the first quarter of fiscal 2003.

FIRST QUARTER OF FISCAL 2003

o For the first quarter of fiscal 2003, the Company anticipates that consolidated net sales will increase by at least 10% from the same quarter in the prior year. Gross margins as a percentage of sales are expected to be lower due to the product mix.

o Earnings for the first quarter of the upcoming fiscal year are expected to be in the range of $.28 to $.33 per diluted share. Earnings per diluted share for the first quarter of fiscal 2002 was $.26 per diluted share exclusive of the $1.2 million ($.19 per diluted share) one-time non-cash charge relating to a change in accounting principle. Including the impact of the one-time charge, earnings for the first quarter of the prior fiscal year were $.07 per diluted share.

Visibility with respect to future results beyond 90 days remains a challenge. For more information, you should refer to "Factors Affecting Earnings and Share Price" and other information included in this Annual Report on Form 10-K.

ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standard (SFAS) No. 142. "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and has been adopted by the Company effective October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement required that the Company perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, using a fair value model. To accomplish this, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Based upon a discounted cash flow analysis, the Company concluded that the carrying value of its Europe APC reporting unit exceeded its fair value and as such the related goodwill was impaired. As a result, the Company recognized a charge of $1,215,000 during the quarter ending December 31, 2001, to write-off the goodwill of its Europe segment in its entirety. This write-off has been recognized as the cumulative effect of a change in accounting principle.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at September 30, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $200,000 annually.

EXCHANGE RATES
The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U. S. dollar denominated trade payables and advances due from its international affiliates. Such amounts are subject to translation exposure. At September 30, 2002, the amount of such unhedged exposures was less than $0.5 million.

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 2002, the aggregate amount of such forward exchange contracts was approximately $1.4 million, and the market value of these contracts was $108,000 lower than their face value.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes have been appropriately reserved for. Although there is no significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as steel, textile, and foundry, which have been severely impacted by the current economic environment. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse effect on the Company's financial condition. However, if the current economic environment persists or deteriorates further, near term operating results could be adversely impacted by a further increase in bad debt expense.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in a change in the Company's method of accounting for goodwill and other intangible assets.

                                                        /s/ KPMG LLP

November 1, 2002
Kansas City, Missouri

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                SEPTEMBER 30,
                                                                                           2002               2001
                                                                                           ----               ----
ASSETS

Current assets:

    Cash and cash equivalents                                                           $    13,778      $       9,471
    Accounts receivable, less allowance for doubtful
       receivables of $1,619 in 2002 and $1,385 in 2001                                      28,637             29,803
    Inventories (note 1)                                                                     24,241             22,845
    Income taxes receivable                                                                     287                379
    Prepaid expenses                                                                          1,998              2,187
    Deferred income taxes (note 6)                                                            3,179              2,655
                                                                                      ---------------    ---------------
           TOTAL CURRENT ASSETS                                                              72,120             67,340
                                                                                      ---------------    ---------------

Property, plant and equipment, at cost:
    Land and improvements                                                                     1,083              1,044
    Buildings and improvements                                                               18,467             18,416
    Machinery and equipment                                                                  42,090             40,976
    Office furniture, fixtures and equipment                                                  4,122              3,886
                                                                                      ---------------    ---------------
                                                                                             65,762             64,322
    Less accumulated depreciation and amortization                                           38,013             36,043
                                                                                      ---------------    ---------------
           NET PROPERTY, PLANT AND EQUIPMENT                                                 27,749             28,279
                                                                                      ---------------    ---------------

Property held under capital leases, net (note 1)                                              5,358              5,830
Intangible and other assets, less accumulated amortization (note 2)                           4,230              4,551
Excess of cost over net assets of businesses acquired (note 2)                                4,004              5,162
                                                                                      ---------------    ---------------
                                                                                           $113,461           $111,162
                                                                                      ===============    ===============

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                           2002               2001
                                                                                           ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term debt (note 4)                                     $     1,967        $     1,936
    Current lease obligations (note 5)                                                         512                 563
    Accounts payable                                                                         9,516               8,240
    Accrued compensation and employee benefit costs                                          4,309               4,436
    Accrued expenses and other current liabilities                                           2,799               3,356
    Reserve for warranty and product service                                                 2,888               2,867
    Customer deposits                                                                        3,573                 706
                                                                                      ---------------    ----------------
           TOTAL CURRENT LIABILITIES                                                        25,564              22,104
                                                                                      ---------------    ----------------

Deferred income taxes (note 6)                                                               1,940               1,984

Long-term debt, excluding current installments (note 4)                                     11,687              17,769
Long-term lease obligations, excluding current installments (note 5)                         6,088               6,637

Other long-term liabilities                                                                    741               1,534

Shareholders' equity:
    Common stock $.01 par value, authorized 20,000,000 shares:
          Issued 8,885,550 and 8,814,492 shares, respectively                                   89                  88
    Additional paid-in capital                                                              63,169              62,536
    Retained earnings                                                                       41,360              34,916
    Accumulated other comprehensive income                                                    (625)               (856)
    Less cost of 2,757,743 and 2,706,417 shares, respectively,
       of common stock in treasury                                                         (36,552)            (35,550)
                                                                                      ---------------    ----------------
           TOTAL SHAREHOLDERS' EQUITY                                                       67,441              61,134
                                                                                      ---------------    ----------------

Commitments and contingent liabilities (notes 5 and 8)                                  $   113,461      $     111,162
                                                                                      ===============    ================


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                              2002                 2001                 2000
                                                              ----                 ----                 ----
Net sales                                                 $   165,606          $   174,923          $   164,550
Cost of sales                                                 113,324              122,235              115,199
                                                        -----------------    -----------------    -----------------
    GROSS MARGIN                                               52,282               52,688               49,351
                                                        -----------------    -----------------    -----------------

Operating expenses:
    Selling and advertising expense                            20,714               20,807               19,721
    General and administrative expense                         19,230               19,366               18,173
                                                        -----------------    -----------------    -----------------
           TOTAL OPERATING EXPENSES                            39,944               40,173               37,894
                                                        -----------------    -----------------    -----------------

           OPERATING INCOME                                    12,338               12,515               11,457

Interest expense                                                 (732)              (1,753)              (2,022)
Other income, net                                                 161                  139                   71
                                                        -----------------    -----------------    -----------------

           EARNINGS BEFORE INCOME TAXES
                AND THE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                              11,767               10,901                9,506
                                                        -----------------    -----------------    -----------------

Income taxes (note 6):
    Current                                                     3,564                4,001                3,977
    Deferred                                                      361                 (323)                (487)
                                                        -----------------    -----------------    -----------------
           TOTAL INCOME TAXES                                   3,925                3,678                3,490
                                                        -----------------    -----------------    -----------------

Income before cumulative effect of
    accounting change                                           7,842                7,223                6,016
Cumulative effect of accounting change,
    net of income tax benefit of $0 (note 2)                   (1,215)                  --                   --
                                                        -----------------    -----------------    -----------------

           NET EARNINGS                                   $     6,627          $     7,223          $     6,016
                                                        =================    =================    =================

Earnings per common share
    Basic
       Income before cumulative effect of
           accounting change                              $      1.28          $      1.17          $     0.91
       Net income                                         $      1.09          $      1.17          $     0.91
    Diluted
       Income before cumulative effect of
           accounting change                              $      1.23          $      1.11          $     0.90
       Net income                                         $      1.04          $      1.11          $     0.90

See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                2002             2001              2000
                                                                ----             ----              ----
COMMON STOCK:
    Balance at beginning of year                              $        88      $        87       $      87
    Issuance of 71,058 shares of common stock in 2002,
       61,597 shares of common stock in 2001,
       and 6,915 shares in 2000                                         1                1              --
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                             89               88              87
                                                            -------------    --------------    -------------
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                   62,536           61,854          61,792
    Excess over par value of common stock issued                      785              618              62
    Stock issued from treasury for stock option exercises            (299)            (194)             --
    Income tax benefit from stock option exercises                    147              258              --
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                         63,169           62,536          61,854
                                                            -------------    --------------    -------------
RETAINED EARNINGS:
    Balance at beginning of year                                   34,916           28,440          23,219
    Net earnings                                                    6,627            7,223           6,016
    Payment of cash dividends on common stock                        (183)            (747)           (795)
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                         41,360           34,916          28,440
                                                            -------------    --------------    -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                     (856)          (1,634)           (899)
    Equity adjustment from foreign currency
       translation and derivative instruments                         231              778            (735)
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                           (625)            (856)         (1,634)
                                                            -------------    --------------    -------------

TREASURY STOCK:
    Balance at beginning of year                                  (35,550)         (28,940)        (25,303)
    Acquisition of 68,358, 485,287, and 398,084 shares in
       2002, 2001 and 2000, respectively                           (1,043)          (6,590)         (3,637)
    Issuance of 17,032 shares in 2002 and 15,422 shares
       in 2001 for stock option exercises, net                         41              (20)             --
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                        (36,552)         (35,550)        (28,940)
                                                            -------------    --------------    -------------
           TOTAL SHAREHOLDERS' EQUITY                         $    67,441      $    61,134       $  59,807
                                                            =============    ==============    =============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                               2002              2001             2000
                                                               ----              ----             ----
Net earnings                                                 $    6,627        $    7,223       $   6,016
Other comprehensive income:
    Foreign currency translation adjustments                        203               914            (735)
    Foreign exchange gains deferred on
       implementation of FAS 133                                     --               144              --
    Net change in foreign exchange gains (losses)
       deferred in accordance with FAS 133                           28              (280)             --
                                                           -------------     -------------    -------------
Comprehensive income                                         $    6,858        $    8,001       $   5,281
                                                           =============     =============    =============


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        2002           2001            2000
                                                                        ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $ 6,627       $ 7,223        $   6,016
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                                 5,509         5,846            5,576
           Cumulative effect of an accounting change                     1,215            --               --
           Provision for deferred income taxes                            (568)         (257)             231
           Issuance of common stock to directors, officers
               and employees                                                90            88               62
           Reserve for loss on long-lived assets                           550            --               --

    Changes in assets and liabilities:
           Accounts receivable                                           1,166         1,766           (3,213)
           Inventories                                                  (1,094)        3,512            1,686
           Prepaid expenses                                                189            64             (506)
           Income taxes                                                     92          (619)             559
           Accounts payable                                              1,276        (1,411)           1,476
           Accrued expenses and other current liabilities                2,054           256            3,412
                                                                      ----------    -----------     -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        17,106        16,468           15,299
                                                                      ----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                          (4,603)       (4,439)          (4,531)
    Net assets of businesses acquired                                     (622)           --               --
    Assets sold                                                             --            --            1,100
    Change in other assets and liabilities                                (513)           15             (341)
                                                                      ----------    -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                            (5,738)       (4,424)          (3,772)
                                                                      ----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 696           531               --
    Payment of cash dividends on common stock                             (183)         (747)            (795)
    Purchase of treasury stock                                          (1,043)       (6,590)          (3,637)
    Stock option exercise - net payments                                  (111)           44               --
    Repayments of long-term obligations                                 (3,100)       (2,900)          (3,525)
    Borrowings (repayments) on lines of credit, net                     (3,551)        2,298              165
                                                                      ----------    -----------     -----------
       NET CASH USED IN FINANCING ACTIVITIES                            (7,292)       (7,364)          (7,792)
                                                                      ----------    -----------     -----------

Equity adjustment from foreign currency translation                        231           914             (735)
                                                                      ----------    -----------     -----------
    Net increase in cash and cash equivalents                            4,307         5,594            3,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           9,471         3,877              877
                                                                      ----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $13,778      $  9,471         $  3,877
                                                                      ==========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                           $   478       $ 1,764         $  2,105
    Income taxes                                                       $ 4,401       $ 4,554         $  2,699

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

     REVENUE RECOGNITION
     Sales of products are recognized when goods are shipped "free on board" (F.O.B.) from their shipping point and when all obligations of the Company have been met.

     The Company recognizes sales and gross profits on its services using the percentage of completion method based on total costs incurred as compared to the total estimated cost of the service contract. Substantially all projects are completed in less than 60 days from the date of commencement and the Company does not engage in any long-term contracts.

     In some instances, arrangements with customers involve multiple elements which are delivered at different points in time. These situations typically arise when the Company has delivered parts, but is also obligated to perform installation services or in instances where delivery of manufactured parts pursuant to an order are delivered over time, rather than at a single point in time. In determining the appropriate amount of revenue to be recognized, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, whether delivery of the remaining elements is probable and within the Company's control. In instances where all of these conditions are satisfied, the Company recognizes revenue for the elements that have been delivered to the customer. In instances where one or more of these conditions have not been satisfied, the Company defers the recognition of revenue until all these conditions are satisfied or all elements have been delivered.

     The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                          2002                  2001                 2000
                          ----                  ----                 ----
     Products            $137,394              $141,197              $137,958
     Services              28,212                33,726                26,592
                    -----------------     -----------------     ----------------
          Total          $165,606              $174,923              $164,550
                    =================     =================     ================

     SHIPPING AND HANDLING
     The Company has recognized, in the accompanying financial statements, freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. Previously, prepay and add freight billed to customers was netted with cost of sales. During the years ended September 30, 2002, 2001 and 2000, prepay and add freight billed by the Company was $3.4 million, $3.7 million and $3.5 million, respectively. In order to present the financial statements on a consistent basis, revenues and cost of sales were each increased for fiscal 2000 in the amount of $3.5 million.

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

     INVENTORIES
     BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 2002 and 2001 were as follows:

          ($ IN THOUSANDS)           2002                2001
                               -----------------    ----------------
          Raw materials           $  13,203             $  15,593
          Work-in-process             1,720                   946
          Finished goods              9,318                 6,306
                               -----------------    ----------------
          TOTAL                   $  24,241             $  22,845
                               =================    ================

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost. Major renewals and betterments are charged to the property accounts; replacements, maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

     During fiscal 2002, the Company implemented an enterprise resource planning system. The Company accounted for the costs associated with this project in accordance with the AICPA Statement of Position 98-1.

     PROPERTY HELD UNDER CAPITAL LEASES
     The Company's BHA Technologies' facility in Lee's Summit, Missouri is subject to a capital lease related to an industrial revenue bond obligation. The assets held under this lease at September 30, 2002 and 2001 were as follows (in thousands):

                                                       2002        2001
                                                    ---------   ---------
         Land                                       $     300   $     300
         Building                                       4,714       4,712
         Equipment                                      1,830       1,883
         Less accumulated amortization                 (1,486)     (1,065)
                                                    ---------   ---------
         PROPERTY HELD UNDER CAPITAL LEASES, NET    $   5,358   $   5,830
                                                    =========   =========

     DEPRECIATION AND AMORTIZATION
     Depreciation and amortization of property, plant and equipment are computed using the straight-line method with estimated useful lives by major asset class as follows:

          Buildings and improvements                            30 years
          Machinery and equipment                               4-8 years
          Office furniture, fixtures and equipment              3-10 years

     During fiscal 2002 and 2001, the Company recognized the retirement of $2.7 million and $5.1 million in fully depreciated assets.

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

     FOREIGN CURRENCY TRANSLATION
     Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in other comprehensive income. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains (losses) included in the consolidated statements of earnings for 2002, 2001, and 2000 amounted to ($362,000), $124,000, and ($354,000), respectively.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U. S. affiliates. In accordance with Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at September 30, 2002 and 2001 was $1.4 million and $2.6 million, respectively, and the market value of these contracts was $108,000 and $136,000 lower than the face value at such dates. All of the deferred gains or losses under these contracts will be reclassified into net earnings within the next twelve months.

     COMPREHENSIVE INCOME
     Comprehensive income consists of net income, foreign currency translation adjustments, and changes in deferred gains and losses on foreign exchange contracts, and is presented in the Statement of Comprehensive Income.

     TREASURY STOCK
     The Board of Directors of BHA has periodically approved the purchase of shares of the Company's common stock. The total shares authorized for purchase is 3,500,000 of which approximately 2,549,000 have been purchased. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

     EARNINGS PER COMMON SHARE
     Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, that have an exercise price less than the average market price of the common shares, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. Stock options are described in Note 7. A reconciliation of the numerators and the denominators of the basic and diluted earnings per-share computations is as follows:

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA.)

                                       2002                            2001                             2000
                          ---------------------------------   ----------------------------------  ---------------------------------
                          Net Earnings   Shares   Per-Share   Net Earnings    Shares   Per-Share  Net Earnings   Shares   Per-Share
                           (Numerator)  (Denom.)    Amt.       (Numerator)   (Denom.)     Amt.     (Numerator)  (Denom.)     Amt.
                           -----------  --------    ----       -----------   --------     ----     -----------  --------     ----
Basic earnings per share:
Earnings available to
common shareholders          $6,627       6,106    $1.09          $7,223       6,199      $1.17       $6,016      6,601      $0.91

Effect of dilutive
securities--stock options        --         293                       --         283                      --         71

Diluted earnings per
share:  Earnings
available to common
shareholders and assumed
conversion                   $6,627       6,399    $1.04          $7,223       6,482      $1.11       $6,016      6,672      $0.90
                          =================================   ==================================  =================================

     Options to purchase 139,500 shares of common stock at prices ranging from $16.61 to $18.23 per share were outstanding at the end of 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In 2001 and 2000, options to purchase 211,590 shares and 849,252 shares, respectively, were similarly excluded from the calculation.

     IMPAIRMENT OF LONG-LIVED ASSETS
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company's BHA Technologies segment has certain equipment that has been taken out of service. The Company is pursuing efforts to sell these assets. Based upon discussions with equipment dealers and the original vendors of such equipment, the Company has recorded these assets at their estimated net realizable value which was $740,000 at September 30, 2002. During fiscal 2002, the Company recognized $550,000 of expense to write such equipment down to its estimated net realizable value.

     STATEMENTS OF CASH FLOWS
     For purposes of the consolidated statements of cash flows, BHA considers overnight invested cash and investments in marketable securities, with maturities of three months or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term obligations are estimated by discounting future cash flows using current market rates. The carrying amounts of long-term debt and lease obligations approximate fair value at September 30, 2002.

2.   ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
     Statement of Financial Accounting Standard (SFAS) No. 142. "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and has been adopted by the Company effective October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement required that the Company perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, using a fair value model. To accomplish this, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Based upon a discounted cash flow analysis, the Company concluded that the carrying value of its Europe APC reporting unit exceeded its fair value and as such the related goodwill was impaired. As a result, the Company recognized a charge of $1,215,000 during the quarter ending December 31, 2001, to write-off the goodwill of its Europe segment in its entirety. This write-off has been recognized as the cumulative effect of a change in accounting principle.

     The goodwill affected by this write-off related to two transactions, both of which were acquisitions of the common stock of the target companies. As such, there was no adjustment in the tax basis of the assets of such companies at the time of the acquisitions. Accordingly, no tax benefit can be recorded as a result of the write-off of the related goodwill.

     The remaining acquired intangible assets and goodwill of the Company as of September 30, 2002 were as follows (in thousands):

                                                                        GROSS                   ACCUMULATED
                                                                   CARRYING AMOUNT              AMORTIZATION
                                                                   ---------------              ------------
      Amortized Intangible Assets:
             Non-compete agreements                                   $    786                  $     354
             Patent rights                                               2,026                      1,518
             Customer lists and other                                      175                         29
                                                               ------------------------      -------------------
      Total                                                           $  2,987                  $   1,901
                                                               ========================      ===================

      Unamortized Intangible Assets:
             Trademark and Product Rights                             $  1,282
                                                               ========================

      Goodwill                                                        $  4,004
                                                               ========================


     There were no changes in the carrying value of goodwill during fiscal 2002 other than the impairment loss recognized upon implementation of SFAS No.
     142. All of the goodwill recorded on the balance sheet of the Company at September 30, 2002 relates to the Domestic APC segment.

     Amortization expense relative to acquired intangibles was $239,000 in fiscal 2002. Amortization of purchased intangibles with estimatable useful lives for each of the next five years is estimated as follows: 2003 - $230,000, 2004 - $223,000, 2005 - $223,000, 2006 - $223,000, and 2007 -
     $66,000.

     The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill and other intangible assets which will no longer be amortized. Also excluded is the loss reported as a cumulative effect of an accounting change resulting from the implementation of SFAS No. 142. Amounts are in thousands except per share information:

                                                                     2002               2001               2000
                                                                     ----               ----               ----
   PRO FORMA INFORMATION

   Net income as reported                                         $  6,627           $  7,223           $  6,016
   Add back:
        Cumulative effect of accounting change                    $  1,215                 --                 --
        Amortization of goodwill                                        --                220                220
        Amortization of trademark and product rights                    --                369                369
   Less tax effect of proforma adjustments                              --               (144)              (144)
                                                                ---------------    ---------------    ---------------
   Adjusted net income                                            $  7,842           $  7,668           $  6,461
                                                                ===============    ===============    ===============

   Diluted earnings per share:
        Net income as reported                                    $   1.04           $   1.11           $   0.90
        Cumulative effect of accounting change                         .19                 --                 --
        Amortization of goodwill, trademark and
            product rights, net of tax                                  --                .07                .07
                                                                ---------------    ---------------    ---------------
   Adjusted net income                                            $   1.23           $   1.18           $   0.97
                                                                ===============    ===============    ===============


3.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

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

     The proforma effect of these transactions are not material to the Company.

4.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     A summary of notes payable to banks and long-term debt at September 30, 2002 and 2001 are as follows:

     ($ IN THOUSANDS)                                                               2002           2001
                                                                                 -----------    ------------
     Unsecured domestic line of credit with variable interest rate               $      --      $   3,028
     Foreign line of credit with variable interest rate, secured by
          guarantees of U. S. affiliates                                             4,187          4,741
     Term loan payable to a domestic bank with variable interest rate                9,375         11,875
     Other notes payable                                                                92             61
     Less current installments                                                      (1,967)        (1,936)
                                                                                 -----------    ------------
     LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                $11,687        $17,769
                                                                                 ===========    ============

     BHA has a domestic unsecured bank line of credit of $18,000,000, including approximately $3,000,000 which can be borrowed in foreign currencies, for working capital purposes, letters of credit and other corporate matters. This line of credit bears interest at variable rates based on either the prime rate, LIBOR or Euribor and expires in April 2004. This facility is a revolving credit agreement on which BHA pays a 0.25% commitment fee on the unused portion. At September 30, 2002, there were no borrowings under this revolving credit facility. At September 30, 2001, borrowings under this revolving credit facility were Euro 3,300,000 (USD 3,028,000) at an average interest rate of approximately 5.3%.

     BHA's German subsidiary maintains a foreign bank line of credit for borrowings in local currencies up to the U. S. equivalent of $6,000,000. This credit facility is secured by the guarantees of BHA Group Holdings, Inc. This facility is a revolving credit agreement on which the Company pays a 0.25% commitment fee on the unused portion. At September 30, 2002, borrowings under this revolving credit facility were Euro 4,268,000 (USD 4,187,000) at an average interest rate of 5.26%. At September 30, 2001, borrowings under this revolving credit facility were Euro 5,168,000 (USD 4,741,000) at an average interest rate of 6.25%.

     BHA's foreign subsidiary located in Switzerland maintains a line of credit with a foreign bank in the amount of CHF 600,000 (approximately USD 402,000 at September 30, 2002). As of September 30, 2002 and 2001, there were no borrowings outstanding under this line of credit.

     In September 1999, BHA entered into a $15 million unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a variable interest rate based on LIBOR (2.67% at September 30, 2002) and matures in October 2006. Quarterly principal payments are required in the amount of $625,000.

     At September 30, 2002, the Company had unused commitments under its bank facilities totaling approximately $19.8 million. The term loans and domestic bank line of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio, and maximum debt to cash flow ratio. BHA was in compliance with all covenants at September 30, 2002. Under the most restrictive of these covenants, at September 30, 2002, $17.1 million of retained earnings were available for cash dividends.

     Scheduled payments on long-term debt for the next five fiscal years are as follows:

                            YEAR               $ IN THOUSANDS
                    ---------------------      --------------------
                            2003                   $   1,967
                            2004                       6,687
                            2005                       2,500
                            2006                       2,500
                         Thereafter                       --
                                               --------------------
                                                   $  13,654
                                               ====================

5.   LEASES

     In December 1998, BHA Technologies, Inc., a wholly-owned subsidiary, entered into a capital lease in the form of a sale-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8,000,000 and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. BHA Technologies is obligated, through its lease, for the repayment of these bonds over the next 20 years. Annual lease payments of $400,000 commenced in December 1999. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR (1.80% as of September 30, 2002). As of September 30, 2002 and 2001, BHA Technologies had $0.1 million and $0.7 million, respectively in restricted cash held in trust for the exclusive use for qualified capital expenditures in Lee's Summit. The restricted cash is included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

     The Company also enters into operating leases from time-to-time relative to its facilities, office equipment and manufacturing equipment.

     At September 30, 2002, future minimum lease payments for capital leases and for non-cancelable, long-term operating leases for the next five fiscal years were as follows (amounts in thousands):

                                             MINIMUM LEASE PAYMENTS
                   YEAR               CAPITAL LEASES         OPERATING LEASES
                   ----               --------------         ----------------
                   2003                    $    512               $  1,381
                   2004                         504                    786
                   2005                         497                    593
                   2006                         490                    527
                   2007                         483                     62
                Thereafter                    5,036                     --
                                           --------               --------
Total                                         7,522               $  3,349
                                                                  ========
Less imputed interest                           922
                                           --------
Present value of capital leases               6,600
Less current portion                            512
                                           --------
Obligations under capital leases,
     less current portion                  $  6,088
                                           ========


     Total rental expense on non-cancelable, long-term operating leases amounted to approximately $1,427,000, $1,776,000, and $1,855,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

6.   INCOME TAXES

     The components of total income tax expense for the years ended September 30, 2002, 2001, and 2000 are as follows:

($ IN THOUSANDS)                                        2002            2001             2000
                                                    -------------    ------------    --------------
Current income tax expense (benefit):
     Federal                                          $ 3,030          $ 3,175         $ 3,230
     Foreign                                              184              352             269
     State and local                                      350              474             478
Deferred income tax expense (benefit):
     Federal                                              325             (272)           (428)
     State                                                 36              (51)            (59)
                                                    -------------    ------------    --------------
                                                      $ 3,925          $ 3,678         $ 3,490
                                                    =============    ============    ==============

     The effective tax rate differs from the expected tax rate for the respective years as follows:

                                                        2002             2001             2000
                                                    -------------    -------------    -------------
Expected income tax expense                            34.0%            34.0%            34.0%
State income taxes, net                                 2.4              2.6              2.9
Foreign subsidiaries                                   (1.8)            (2.0)             1.9
Research and experimentation credits                   (2.4)            (2.3)            (2.6)
Other, net                                              1.2              1.4               .5
                                                    -------------    -------------    -------------
   EFFECTIVE INCOME TAX RATE                           33.4%            33.7%            36.7%
                                                    =============    =============    =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented as follows:

     ($ IN THOUSANDS)                                       2002                  2001
                                                       ----------------      ----------------
     Deferred tax assets:
          Reserves and accruals not
             currently deductible                          $  2,526              $  2,242
          Inventories                                           183                   336
          Other, net                                            770                   552
                                                       ----------------      ----------------
          Total gross deferred tax assets                     3,479                 3,130
                                                       ----------------      ----------------
     Deferred tax liabilities:
          Intangible and other assets                         1,323                   468
          Property, plant and equipment                         815                 1,304
          Prepaid expenses                                       61                    63
          Other, net                                             41                   624
                                                       ----------------      ----------------
          Total gross deferred tax liabilities                2,240                 2,459
                                                       ----------------      ----------------
          NET DEFERRED TAX ASSET                           $  1,239              $    671
                                                       ================      ================

     At September 30, 2002 and 2001, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

     ($ IN THOUSANDS)                                            2002                 2001
                                                           -----------------     ----------------
     Current deferred income tax asset                         $  3,179              $  2,655
     Non-current deferred income tax liability                    1,940                 1,984
                                                           -----------------     ----------------
     NET DEFERRED TAX ASSET                                    $  1,239              $    671
                                                           =================     ================

     BHA has not recorded a valuation allowance relating to deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

     BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximated $1,298,000 at September 30, 2002 and $106,000 at September 30, 2001 as management considers these earnings to be permanently invested. Net earnings (losses) of these foreign subsidiaries were approximately $1,112,000, $942,000, and $(167,000) for the years ended September 30, 2002, 2001, and 2000, respectively. During fiscal 2002 and 2001, the Company utilized foreign net operating loss carry-forwards ("NOLs") which had the effect of reducing income tax expense by approximately $230,000 and $53,000, respectively as compared to the expense that would have been incurred without the benefit of such foreign NOLs. As of September 30, 2002, foreign NOLs available for use in future periods total $2.6 million.

7.   INCENTIVE STOCK PLAN

     BHA has an incentive stock plan for key employees, officers and directors. The plan provides for 1,731,761 shares of common stock available for issuance of stock options, restricted stock and payment to outside directors in lieu of cash. Stock options are granted at a price equal to the fair market value of BHA Common Stock at the date of grant for terms of up to ten years.

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

       A summary of transactions in the incentive stock plan is as follows:

                                      2002                           2001                            2000
                                          WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                             NUMBER        AVERAGE          NUMBER         AVERAGE          NUMBER         AVERAGE
                            OF SHARES  EXERCISE PRICE      OF SHARES   EXERCISE PRICE      OF SHARES   EXERCISE PRICE
                           ----------------------------  ------------------------------  ------------------------------
Outstanding at beginning
of year                      1,112,013      $11.19         1,273,569        $11.06         1,077,150        $11.35
  Granted                      154,000       16.53            31,500         13.12           197,750          9.48
  Expired                           --       --                   --           --                 --         --
  Canceled                      (9,000)      11.20           (41,000)        12.25            (1,331)        12.77
  Exercised                   (138,549)      10.04          (152,056)        10.52                --         --
                           --------------------------------------------------------------------------------------------
Outstanding at end of
year                         1,118,464      $12.08         1,112,013        $11.19         1,273,569        $11.06
                           ----------------------------  ------------------------------  ------------------------------
Exercisable at end of year     324,174      $  8.14          456,673        $ 8.59           396,317        $ 7.82
                           ============================  ==============================  ==============================
                           OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
 -------------------------------------------------------------------------    --------------------------------------
                          NUMBER          WEIGHTED-         WEIGHTED-              NUMBER            WEIGHTED-
 RANGE OF EXERCISE     OUTSTANDING     AVG. CONTRACTED    AVG. EXERCISE          EXERCISABLE          AVERAGE
       PRICES           AT 9/30/02       LIFE IN YRS.         PRICE              AT 9/30/02        EXERCISE PRICE
 ------------------- ----------------- ----------------- -----------------    ------------------ -------------------
  $ 6.20 - $10.47         508,374            3.80              8.64                318,124               8.00
  $12.06 - $18.23         610,090            5.56             14.96                  6,050              15.23
                     -----------------
                        1,118,464
                     =================

     The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 was $7.23, $5.80, and $4.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.74% for 2002, 0.80% for 2001, and 1.24% for 2000; weighted average risk-free interest rate of 3.88% for 2002, 4.60% for 2001, and 5.80% for 2000; expected volatility factor of 35.79%, 34.74%, and 32.36% for 2002, 2001, and 2000, respectively; and a weighted-average expected life of eight years.

     Since BHA applies APB 25 in accounting for its incentive stock plan, no compensation expense has been recognized for stock options in net earnings. Stock-based compensation expense, if recorded under SFAS No. 123 utilizing the Black Scholes option-pricing model, would have reduced net earnings by $533,000 or $0.08 per diluted share in 2002, $373,000 or $0.05 per diluted share in 2001, and $613,000 or $.09 per diluted share in 2000.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     EMPLOYEE BENEFIT PLANS
     BHA has a noncontributory Employee Stock Ownership Plan (ESOP) and a non-contributory Profit Sharing Plan. These plans include substantially all domestic employees. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP and Profit Sharing Plans. Benefits become vested according to years of service. Contributions charged to operating expense were $1,208,000, $1,166,000, and $1,330,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

     BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). For 2002, the Company matched 150% of a participant's contribution subject to a maximum contribution of $900 per employee. BHA matching contributions become vested based on years of service. BHA made matching contributions of $516,000, $557,000, and $462,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

     LETTERS OF CREDIT
     The terms of certain contracts require that BHA issue standby letters of credit to assure performance. Open standby letters of credit amounted to $66,000 and $55,000 at September 30, 2002 and 2001, respectively.

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

9.   BUSINESS SEGMENTS

     SEGMENT REPORTING
     BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe
     APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in Northern Africa. BHA Technologies supplies ePTFE membrane products for APC applications, primarily to BHA, and is also selling such products outside of the air pollution control market.

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

     Reportable segment data for the years ended September 30, 2002, 2001, and 2000 were as follows:

     NET SALES

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                    $131,102               $142,421              $137,940
     Europe APC                        22,217                 21,693                20,056
     BHA Technologies                  12,287                 10,809                 6,554
                               ------------------     ---------------------------------------
     TOTAL                           $165,606               $174,923              $164,550
                               ==================     =================     =================

     Net sales represent revenues from sales to unaffiliated customers.

     INTEREST EXPENSE

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                      $389                  $1,196                $1,328
     Europe APC                         236                     292                   222
     BHA Technologies                   107                     265                   472
                               ------------------     ---------------------------------------
     TOTAL                             $732                  $1,753                $2,022
                               ==================     =================     =================

     EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                    $10,231                $10,363               $10,893
     Europe APC                          514                    737                  (761)
     BHA Technologies                  1,022                   (199)                 (626)
                               ------------------     ---------------------------------------
     TOTAL                           $11,767                $10,901              $  9,506
                               ==================     =================     =================

     The aggregate amount of all corporate expenses is allocated to the three business segments based upon the judgment of management.

     ASSETS

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                  $  56,257              $  55,560             $  63,502
     Europe APC                       15,918                 16,759                16,673
     BHA Technologies                 17,676                 17,581                18,932
     Corporate                        23,610                 21,262                13,125
                               ------------------     ---------------------------------------
     TOTAL                          $113,461               $111,162              $112,232
                               ==================     =================     =================

     DEPRECIATION AND AMORTIZATION

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                     $1,848                 $2,765                $2,886
     Europe APC                          605                    473                   597
     BHA Technologies                  1,228                  1,166                   783
     Corporate                         1,828                  1,442                 1,310
                               ------------------     ---------------------------------------
     TOTAL                            $5,509                 $5,846                $5,576
                               ==================     =================     =================

     CAPITAL EXPENDITURES

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     Domestic APC                    $   457                $   421               $   208
     Europe APC                          267                    182                   424
     BHA Technologies                    269                    992                 2,711
     Corporate                         3,610                  2,844                 1,188
                               ------------------     ---------------------------------------
     TOTAL                            $4,603                 $4,439                $4,531
                               ==================     =================     =================

     Certain corporate assets including the corporate headquarters, computer equipment and certain cash balances are not allocated to specific business segments and are thus included in the above tables of assets, depreciation and amortization, and capital expenditures as "Corporate."

     GEOGRAPHIC INFORMATION BY COUNTRY

     NET SALES

     The following table presents revenues by country based on the location of the use of the product or service. No single country, other than the United States, comprised more than 10% of BHA's net sales.

         ($ IN THOUSANDS)            2002                   2001                  2000
                               ------------------     -----------------     -----------------
     United States                  $120,625               $127,948              $120,551
     All Other Countries              44,981                 46,975                43,999
                               ------------------     -----------------     -----------------
     TOTAL                          $165,606               $174,923              $164,550
                               ==================     =================     =================

     LONG-LIVED ASSETS

     The following table presents all non-current tangible assets by country based on the location of the asset. No single country, other than the United States, comprised more than 10% of the Company's long-lived assets.

         ($ IN THOUSANDS)            2002                   2001
                               ------------------     -----------------
     United States                   $30,497                $32,055
     All Other Countries               4,472                  4,066
                               ------------------     -----------------
     TOTAL                           $34,969                $36,121
                               ==================     =================

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows:

THREE MONTHS ENDED                                  DEC. 31         MARCH 31          JUNE 30         SEPT. 30
                                                --------------- ------------------ --------------- ----------------
($ IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Net sales                                            $40,913          $48,560           $41,048          $35,085
Gross margin                                          12,406           14,917            12,916           12,043
Earnings before cumulative effect
     of an accounting change                           1,684            2,681             2,067            1,410
Net earnings                                             469            2,681             2,067            1,410
Diluted earnings per share
     exclusive of cumulative effect of
     accounting change                               $  0.26          $  0.42           $  0.32          $  0.22
Diluted earnings per share                           $  0.07          $  0.42           $  0.32          $  0.22

Common Stock Price Range, High                       $ 15.75          $ 18.00           $ 18.85          $ 17.50
                          Low                        $ 13.50          $ 14.95           $ 15.59          $ 12.60

2001
Net sales                                            $44,351          $49,868           $41,930          $38,774
Gross margin                                          13,272           14,134            12,629           12,653
Net earnings                                           1,933            2,169             1,671            1,450
Diluted earnings per share                           $  0.29          $  0.34           $  0.26          $  0.23

Common Stock Price Range, High                       $ 17.19          $ 18.75           $ 17.75          $ 16.49
                          Low                        $ 12.25          $ 11.38           $ 13.05          $ 12.95

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                 Charged to
                                                               Beginning         Costs and                             Ending
                                                                Balance           Expenses         Deductions          Balance
ALLOWANCE FOR DOUBTFUL RECEIVABLES:
Year ended September 30, 2002                            $          1,385                649               415   $        1,619
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2001                            $          1,039                896               550   $        1,385
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2000                            $          1,238                341               540   $        1,039
                                                             ==============    ===============    ==============    ==============

RESERVE FOR WARRANTY AND PRODUCT SERVICE:
Year ended September 30, 2002                            $          2,867              1,056             1,035   $        2,888
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2001                            $          2,553              2,020             1,706   $        2,867
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2000                            $          1,414              2,724             1,585   $        2,553
                                                             ==============    ===============    ==============    ==============

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

PART III

Items 10, 11, 12 and 13 of Part III are omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 2002, which is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the report that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (10j) $15,000,000 Term Loan Agreement between BHA Group Holdings, Inc. and Commerce Bank N.A. dated as of September 20, 1999 (8).

         (10k) $18,000,000 Amended and Restated Credit Agreement between BHA Group Holdings, Inc. and Bank of America, N.A. dated as of May 7, 2001 (10).

         (10l) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and Lamson Rheinfrank, Jr. (11).

         (10m) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
                 E. Lund (11).

         (10n) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
                 J. Thome (11).

         (10o) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
                 C. Shay (11).

         (21)    Subsidiaries of the Registrant (11).

         (23)    Independent Auditors' Consent (11).

         (99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11).

         (99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11).

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

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

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which exhibit is incorporated herein by reference.

(11)     Filed as an exhibit hereto.

                                 CERTIFICATIONS

I, James E. Lund, certify that:

1. I have reviewed this annual report on Form 10-K of BHA Group Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  November 6, 2002                           /s/ James E. Lund
                                                   -----------------
                                                   James E. Lund,
                                                   President

I, James C. Shay, certify that:

1. I have reviewed this annual report on Form 10-K of BHA Group Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  November 6, 2002                         /s/ James C. Shay
                                                 -----------------
                                                 James C. Shay,
                                                 Senior Vice President,
                                                 Finance and Administration

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.

Dated: November 6, 2002            By: /s/ James E. Lund
                                       -----------------------------------------
                                       James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 6, 2002            By: /s/ James E. Lund
                                       -----------------------------------------
                                       James E. Lund, President
                                       Principal Executive Officer and Director

Dated: November 6, 2002            By: /s/ Lamson Rheinfrank, Jr.
                                       -----------------------------------------
                                       Lamson Rheinfrank, Jr.
                                       Chairman of the Board

Dated: November 6, 2002            By: /s/ Don H. Alexander
                                       -----------------------------------------
                                       Don H. Alexander
                                       Director

Dated: November 6, 2002            By: /s/ Robert Freeland
                                       -----------------------------------------
                                       Robert Freeland
                                       Director

Dated: November 6, 2002            By: /s/ Thomas A. McDonnell
                                       -----------------------------------------
                                       Thomas A. McDonnell
                                       Director

Dated: November 6, 2002            By: /s/ James J. Thome
                                       -----------------------------------------
                                       James J. Thome
                                       Executive Vice President,
                                       Principal Operating Officer and Director

Dated: November 6, 2002            By: /s/ Richard C. Green, Jr.
                                       -----------------------------------------
                                       Richard C. Green, Jr.
                                       Director

Dated: November 6, 2002            By: /s/ James C. Shay
                                       -----------------------------------------
                                       James C. Shay
                                       Senior Vice President, Finance and
                                       Administration, Principal Financial &
                                       Accounting Officer

                            BHA GROUP HOLDINGS, INC.
                                  EXHIBIT INDEX


     EXHIBIT NO.                         DESCRIPTION

         10l            Amended Exhibit 4.1 (effective as of September 17,
                        2002), to Employment Agreement between BHA Group Holdings, Inc. and Lamson Rheinfrank, Jr.

         10m            Amended Exhibit 4.1 (effective as of September 17,
                        2002), to Employment Agreement between BHA Group Holdings, Inc. and James E. Lund

         10n            Amended Exhibit 4.1 (effective as of September 17,
                        2002), to Employment Agreement between BHA Group Holdings, Inc. and James J. Thome

         10o            Amended Exhibit 4.1 (effective as of September 17,
                        2002), to Employment Agreement between BHA Group Holdings, Inc. and James C. Shay

          21            Subsidiaries of BHA Group Holdings, Inc.

          23            Independent Auditors' Report

         99.1           Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         99.2           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002