Form 10-Q
period 2002-12-31
BHA GROUP INC
filed 2003-01-21
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended                                Commission File Number
    December 31, 2002                                          0-15045


                            BHA Group Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                         43-1416730
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)


 8800 East 63rd Street, Kansas City, Missouri                    64133
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code            (816) 356-8400
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

          Yes     |X|                       No
               --------                         --------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes     |X|                       No
               --------                         --------

As of January 15, 2003, the number of shares outstanding of the Registrant's Common Stock was 6,108,504.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE DATA)                         DECEMBER 31,      SEPTEMBER 30,
                              ASSETS                                          2002              2002
                              ------                                    ---------------    ---------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                             $ 12,074            $13,778
     Accounts receivable, less allowance for doubtful receivables
         of $1,894 and $1,619, respectively                                  33,361             28,637
     Inventories (note 4)                                                    22,401             24,241
     Income taxes receivable                                                     --                287
     Prepaid expenses                                                         2,724              1,998
     Deferred income taxes                                                    3,179              3,179
                                                                        ---------------    ---------------
              Total current assets                                           73,739             72,120
                                                                        ---------------    ---------------
Property, plant and equipment, at cost                                       66,533             65,762
     Less accumulated depreciation and amortization                          39,380             38,013
                                                                        ---------------    ---------------
              Net property, plant and equipment                              27,153             27,749
                                                                        ---------------    ---------------
Property held under capital leases                                            5,260              5,358
Other assets                                                                  8,207              8,234
                                                                        ---------------    ---------------
                                                                           $114,359           $113,461
                                                                        ===============    ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations           $ 2,371            $ 2,479
     Accounts payable                                                         9,688              9,516
     Income taxes payable                                                       945                 --
     Accrued expenses and other current liabilities                          10,664             13,569
                                                                        ---------------    ---------------
         Total current liabilities                                           23,668             25,564
                                                                        ---------------    ---------------
Long-term deferred income taxes                                               1,940              1,940
Long-term debt, excluding current installments                               12,193             11,687
Long-term lease obligations, excluding current installments                   5,800              6,088
Other liabilities                                                               635                741
Shareholders' equity:
     Common stock $0.01 par value, authorized 20,000,000
         shares: Issued 8,894,969 and 8,885,550 shares,
         respectively                                                            89                 89
     Additional paid-in capital                                              63,259             63,169
     Retained earnings                                                       44,234             41,360
     Accumulated - other comprehensive income                                  (424)              (625)
     Less cost of 2,786,465 and 2,757,743 shares, respectively, of
         common stock in treasury                                           (37,035)           (36,552)
                                                                        ---------------    ---------------
         Total shareholders' equity                                          70,123             67,441
                                                                        ---------------    ---------------
                                                                           $114,359            $113,461
                                                                        ===============    ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2002             2001
                                                                       ----             ----
Net sales                                                             $50,065          $40,913
Cost of sales                                                          34,839           28,507
                                                                    ------------    -------------
         Gross margin                                                  15,226           12,406
                                                                    ------------    -------------

Operating expenses
     Selling and advertising expense                                    5,402            5,078
     General and administrative expense                                 5,403            4,535
                                                                    ------------    -------------
         Total operating expenses                                      10,805            9,613
                                                                    ------------    -------------
         Operating income                                               4,421            2,793

Interest expense, net                                                     129              204
                                                                    ------------    -------------
         Earnings before income taxes and the
              cumulative effect of accounting
              change                                                    4,292            2,589

Income taxes                                                            1,418              905
                                                                    ------------    -------------
         Income before cumulative effect of an
              accounting charge                                         2,874            1,684
Cumulative effect of an accounting change,
     net of income tax benefit of $0                                       --           (1,215)
                                                                    ------------    -------------
         Net earnings                                                  $2,874            $ 469
                                                                    ============    =============

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting charge                                         $0.47           $ 0.28
         Net income                                                     $0.47           $ 0.08
     Diluted
         Income before cumulative effect of
              accounting charge                                         $0.45           $ 0.26
         Net income                                                     $0.45           $ 0.07

Basic weighted average number of common shares outstanding              6,126            6,097
Diluted weighted average number of common shares outstanding            6,436            6,384


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS)                                                    2002            2001
                                                                  ----            ----

Net earnings                                                     $2,874            $469

Other comprehensive income:
     Foreign currency translation adjustments                       264              75
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                   (63)            107
                                                               -----------     -----------

Comprehensive income                                             $3,075            $651
                                                               ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2002                 2001
                                                                                   ----                 ----
Common stock:
     Balance at beginning period                                                 $    89              $   88
     Issuance of 9,419 and 27,078 shares of common
         stock in 2002 and 2001, respectively                                         --                  --
                                                                           ------------------    ----------------
     Balance at end of period                                                         89                  88
                                                                           ------------------    ----------------
Additional paid-in capital:
     Balance at beginning of period                                               63,169              62,536
     Excess over par value of common stock issued                                     95                 299
     Stock issued from treasury for stock option exercises                            (5)                 --
                                                                           ------------------    ----------------
     Balance at end of period                                                     63,259              62,835
                                                                           ------------------    ----------------
Retained earnings:
     Balance at beginning of period                                               41,360              34,916
     Net earnings for the period                                                   2,874                 469
     Cash dividends of $0 and $.03 per share paid on common
         stock during 2002 and 2001, respectively                                     --                (182)
                                                                           ------------------    ----------------
     Balance at end of period                                                     44,234              35,203
                                                                           ------------------    ----------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                 (625)               (856)
     Equity adjustment from foreign currency translation
         and derivative instruments                                                  201                 182
                                                                           ------------------    ----------------
     Balance at end of period                                                       (424)               (674)
                                                                           ------------------    ----------------
Treasury stock:
     Balance at beginning of period                                              (36,552)            (35,550)
     Acquisition of 28,722 and 53,800 shares of common
         stock, at cost, during 2002 and 2001, respectively                         (483)               (788)
                                                                           ------------------    ----------------
     Balance at end of period                                                    (37,035)            (36,338)
                                                                           ------------------    ----------------

     Total shareholders' equity                                                  $70,123             $61,114
                                                                           ==================    ================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2002                2001
                                                                              ----                ----
Cash flows from operating activities:
     Net earnings                                                            $2,874               $ 469
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                        1,540               1,283
         Cumulative effect of an accounting change                               --               1,215

     Changes in assets and liabilities:
         Accounts receivable                                                 (4,724)                789
         Inventories                                                          1,840               1,022
         Prepaid expenses                                                      (726)               (898)
         Accounts payable                                                       172                 493
         Accrued expenses and other liabilities                              (2,905)             (1,985)
         Income taxes receivable or payable                                   1,232                 376
                                                                         ---------------     ---------------
              Net cash provided by (used in) operating activities              (697)              2,764
                                                                         ---------------     ---------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (772)             (1,462)
     Net assets of business acquired                                             --                (622)
     Change in other assets and liabilities                                    (153)                388
                                                                         ---------------     ---------------
         Net cash used in investing activities                                 (925)             (1,696)
                                                                         ---------------     ---------------

Cash flows from financing activities:
     Payment of cash dividends on common stock                                   --                (182)
     Purchase of treasury stock                                                (483)               (788)
     Proceeds from issuance of common stock                                      95                 299
     Net stock options exercised                                                 (5)                 --
     Net proceeds from borrowings under revolving bank lines
         of credit                                                            1,135                  --
     Repayments of long-term debt and lease obligations                      (1,025)             (1,325)
                                                                         ---------------     ---------------
         Net cash used in financing activities                                 (283)             (1,996)
                                                                         ---------------     ---------------

         Equity adjustment from foreign currency translation                    201                 182
                                                                         ---------------     ---------------

     Net decrease in cash and cash equivalents                               (1,704)               (746)
Cash and cash equivalents at beginning of period                             13,778               9,471
                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                  $12,074              $8,725
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

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders for the fiscal year ended September 30, 2002, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

Sales of electrostatic precipitator ("ESP") parts and services tend to be seasonal, with the majority of the revenues being generated in advance of spring outages scheduled by operators of coal-fired utilities. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                           Three Months Ended
                             December 31, 2002             December 31, 2001
                             -----------------             -----------------
            Products              $42,901                       $35,077
            Services                7,164                         5,836
                          -------------------------     -----------------------
              Total               $50,065                       $40,913
                          =========================     =======================

In some instances, arrangements with customers involve multiple elements which are delivered at different points in time. These situations typically arise when the Company has delivered parts, but is also obligated to perform installation services or parts are delivered over time, rather than on a single delivery date. In determining the appropriate amount of revenue to be recognized, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable and whether delivery of the remaining elements is probable and within the Company's control. In instances where all of these conditions are satisfied, the Company recognizes revenue for the elements that have been delivered to the customer. In instances where one or more of these conditions have not been satisfied, the Company defers the recognition of revenue until all these conditions are satisfied or all elements have been delivered.

(2)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at December 31, 2002 was $1.4 million, and the market value of these contracts was $171,000 lower than face value.

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


                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                FOR THE THREE MONTHS ENDED
                                               December 31, 2002                           December 31, 2001
                                   ------------------------------------------  ------------------------------------------
                                   Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                    (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                    -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
     shareholders                     $2,874          6,126        $0.47         $ 469            6,097      $ 0.08

Effect of dilutive
     securities--stock options          --              310                         --              287

Diluted earnings per share:
Earnings available to common
     shareholders and assumed
     common equivalent holders        $2,874          6,436        $0.45         $ 469            6,384      $ 0.07
                                   ==========================================  ==========================================

(4)  INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 2002 and September 30, 2002 were as follows (in thousands):

                                  DECEMBER 31,              SEPTEMBER 30,
                                      2002                       2002
                             -----------------------    -----------------------

Raw materials                        $14,202                    $13,203
Work-in-process                        1,581                      1,720
Finished goods                         6,618                      9,318
                             -----------------------    -----------------------

Total                                $22,401                    $24,241
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

Reportable segment data was as follows (in thousands):

NET SALES
                                DECEMBER 31,                DECEMBER 31,
                                    2002                        2001
                           -----------------------     -----------------------

Domestic APC                         $40,789                     $32,389
Europe APC                             5,411                       5,265
BHA Technologies                       3,865                       3,259
                           -----------------------     -----------------------
Total                                 50,065                      40,913
                           =======================     =======================

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES

                                DECEMBER 31,                DECEMBER 31,
                                    2002                        2001
                           -----------------------     -----------------------
Domestic APC                       $3,982                      $2,462
Europe APC                          (223)                        (53)
BHA Technologies                      533                         180
                           -----------------------
                                                       -----------------------
Total                              $4,292                      $2,589
                           =======================     =======================

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 5 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all business for which the products or services are sold or managed from the United States. Generally, this includes sales to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, the Middle East, and Northern Africa. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

The following table summarizes the Company's revenues by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.

                                            DECEMBER 31, 2002  DECEMBER 31, 2001
                                            -----------------  -----------------

Domestic APC Segment:
     U.S. Fabric Filter                            $17,020            $18,931
     U.S. Electrostatic Precipitator (ESP)          20,444              8,867
     Export Sales                                    3,325              4,591
                                                  --------           --------
         Total Domestic APC Segment                 40,789             32,389

Europe APC Segment                                   5,411              5,265
BHA Technologies Segment                             3,865              3,259
                                                  --------           --------
Total Revenues                                     $50,065            $40,913
                                                   =======            =======


FISCAL 2003 FIRST QUARTER COMPARED TO FISCAL 2002 FIRST QUARTER
NET SALES
Consolidated net sales for the three months ended December 31, 2002 ("Fiscal 2003 first quarter") increased 22% to $50.1 million from $40.9 million for the same period in fiscal 2002.

The Domestic APC segment realized a 26% increase in sales. These results were due to an increase in sales of ESP parts and services from $8.9 million for the first quarter of fiscal 2002 to $20.4 million in the most recent quarter. This portion of the business benefited from favorable business conditions within the U.S. electric utility market for operators of coal-fired boilers. Additionally, certain customers required earlier delivery dates than in the prior year which benefited the first quarter of fiscal 2003 and will likely result in modest declines in sales for the Company's second fiscal quarter. The ESP business generally peaks in the January through April period as electric utilities historically perform a majority of their maintenance during spring plant outages. The 231% increase in ESP shipments more than offset a 10% decline in domestic shipments of fabric filter parts and services and a 28% decline in export sales. The decline in U.S. fabric filter and export sales reflects the economic contraction in the industrial and manufacturing sectors in the U.S. and international economies.

Sales in the Europe APC segment when expressed in U.S. dollars ("USD") increased by 3%, however, sales of this segment actually declined by 8% when reported in Euros. This decline reflects the slow-down in manufacturing activity in Europe.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased $0.6 million or 19%. The increase was attributable to incremental business in non-consumer apparel for military and firefighting garments, together with improved sales of HEPA and APC filtration products.

GROSS MARGIN
Consolidated gross margin was 30.4% of sales in the first quarter of fiscal 2003 compared to 30.3% for the same period in the prior year. During the most recent quarter, the Company's sales included parts for large ESP rebuild projects at lower margins than the Company's historical average. Despite these shipments, margins remained generally consistent with the prior year's first quarter as a result of cost reductions implemented during fiscal 2002 in fabric filter manufacturing, strong utilization of the Company's ESP production facilities and favorable product mix.

OPERATING EXPENSES
Operating expenses were $10.8 million (21.6% of sales) for the first quarter of fiscal 2003 compared to $9.6 million (23.5% of sales) for the same period in the prior year. The increased expenses include $0.2 million in incremental depreciation, primarily related to the Company's enterprise resource planning ("ERP") system that went "live" in July 2002. Other increases in the Domestic APC segment included higher self-insured group health costs resulting from the timing of certain large claims, higher legal and professional fees and an increase in bad debt expense due to business failures and cash flow problems in certain industries serviced by the Company. The weakening USD as compared to the Euro resulted in a $0.2 million increase in the USD denominated expenses of the Europe APC business segment. The BHA Technologies segment incurred higher operating expenses due, in part, to an increase in product development spending. Additionally, all of the Company's business segments were impacted by higher costs related to a tightening of the world wide insurance market.

INTEREST EXPENSE, NET
Interest expense was $0.1 million in the fiscal 2003 quarter compared to $0.2 million for the same period in the prior year. Average borrowings declined from $26.5 million to $20.7 million, and the average interest rate on borrowings dropped from 3.7% to 3.1%. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $4.0 million compared to $2.5 million for the first quarter of fiscal 2002. The improvement was the result of a 26% increase in sales.

The Europe APC segment reported a pre-tax loss of $0.2 million in the most recent quarter compared to a pre-tax loss of $0.1 million for the same period in the prior year. The unfavorable results reflect the decline in sales volume.

BHA Technologies generated pre-tax earnings of $0.5 million in the current quarter compared to $0.2 million for the same period in the prior year. The improvement is consistent with a 19% increase in shipments to third party customers and improved product mix.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
During the fiscal 2002 first quarter, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, a loss was recognized relative to the impairment of goodwill of the Company's Europe APC segment. This loss, in the amount of $1.2 million, was accounted for as the cumulative effect of a change in accounting policy.

INCOME TAXES
The effective income tax rate was 33.0% for the first quarter of fiscal 2003 compared to 35.0% for the first quarter of the prior year. The rate for the most recent quarter is generally consistent with the actual rate of tax for all of fiscal 2002.

NET EARNINGS
Net earnings for the most recent quarter were $2.9 million ($0.45 per diluted share) compared to $1.7 million ($0.26 per diluted share), exclusive of the cumulative effect of the accounting change, for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $50.1 million at December 31, 2002 compared to $46.6 million at September 30, 2002. The current ratio at December 31, 2002 and September 30, 2002 was 3.1 and 2.8, respectively. The Company's cash decreased from $13.8 million at September 30, 2002 to $12.1 million at December 31, 2002.

During the quarter ended December 31, 2002, the Company used $0.7 million in cash for operating activities compared to $2.8 million of net cash generated from operating activities during the same period in the prior year. Traditionally, the first fiscal quarter generates little, if any, cash from operations as the Company funds incentive bonus plans and employee benefit contributions during the quarter which are accrued during the prior fiscal year. Operating cash flow for the most recent quarter also reflected a significant increase in accounts receivable due to the higher sales volume.

Investing activities resulted in a net use of cash of $0.9 million and $1.7 million for the three months ended December 31, 2002 and 2001, respectively. The investment in capital expenditures used $0.8 million in cash in the most recent quarter compared to $1.5 million for the same quarter in the prior year. Investing activities during the December 2001 quarter included significant non-recurring expenditures related to the Company's enterprise resource planning software project and $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the December 2002 quarter, the Company's financing activities consisted primarily of $0.5 million used to repurchase shares of the Company's common stock. During the December 2001 quarter, the Company repurchased $0.8 million of the Company's common stock and repaid $1.3 million in debt.

At December 31, 2002, BHA had unused lines of credit of $18.7 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2004; $8.8 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $6.0 million with a maturity on April 30, 2004; and a capital lease related to an industrial revenue bond transaction for $6.2 million with annual sinking fund payments and a final maturity in 2018. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

The Company provides warranties on the products and services it sells which vary in length and terms based upon the nature of such products and services as well as the customer's industry. A reserve has been established for potential warranty claims. The Company estimates its reserve requirement based upon specific product failures identified as well as historical loss experiences.

OUTLOOK
The Company continues to see success in the implementation of its business plan. The solid financial condition of BHA has been further strengthened over the past 24 months, providing the Company with substantial capital to invest in growth areas and improve its overall position in the key markets it serves. The Company will continue to focus on managing costs while investing in those areas that it believes will provide the greatest advantage in the long term.

The Company intends to maximize opportunities to service the ESP side of the APC business and pursue opportunities to expand its business in the sale of ePTFE membranes to customers for use in applications outside of air pollution control.

Although pleased with its first quarter results, the Company continues to remain cautious about the near-term results of its U.S. and export fabric filter businesses. Of specific concern is continued weakness in the worldwide manufacturing and industrial sector. Based on historical trending, the Company continues to believe that improvement in its market for the sale of fabric filter replacement parts and services will likely trail an improvement in overall manufacturing conditions by as much as six months. The Company has not seen any improvement in business conditions and expects that competition will remain intense and pricing will continue to come under pressure. The Company is committed to maintaining and expanding its position as the premier supplier of APC replacement parts and service during this challenging economic period.

During the current period of economic weakness, the Company's results have largely been driven by success in the area of ESP rebuild project work for electric utility customers and the sale of ePTFE membranes to customers outside of air pollution control. This will continue to be the case while the fabric filter replacement parts and service business remains weak due to current economic conditions. Although the Company believes it is well positioned to have success in the electric utility markets for ESP project work and the ePTFE membrane business, consolidated quarterly results moving forward are likely to vary depending on the timing of order receipt and execution in these areas. Visibility with respect to future results beyond 90 days remains a challenge. For more information you should refer to the sections entitled "Outlook" and "Factors Affecting Earnings and Stock Price" included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. With respect to the upcoming quarter, the following is specific guidance being provided:

     o For the second quarter of fiscal 2003, the Company anticipates that consolidated net sales will be lower than the same period in the prior year by as much as 10%.

     o Earnings for the second quarter of fiscal 2003 are expected to be in the range of $.35 to $.40 per diluted share as compared to $.42 reported for the same period in the prior year.

BACKLOG
On December 31, 2002, the Company's backlog of orders was $47.5 million compared to $50.9 million at December 31, 2001. Over 90% of the December 31, 2002 backlog is expected to ship within the next 12 months. In connection with the implementation of its ERP system on June 30, 2002, the Company made the decision to report its backlog to include only scheduled orders as opposed to the previous practice of reporting all customer commitments in its backlog. Historically, 20% to 25% of the reported consolidated backlog included customer commitments under "blanket agreements" that did not include firm quantities and ship dates. These orders are not included in the December 31, 2002 backlog and will not be included in future backlog reports, as they do not drive production requirements within the ERP system.

Excluding the impact of the change in reporting, the Company believes that the backlog for fabric filter parts and services in the U.S. and for export is approximately the same as the December 31, 2001 backlog. The total order backlog is higher at December 31, 2002 than in 2001 when measured in a comparable manner due to a 20% increase in the backlog for domestic ESP parts and services.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect BHA's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for BHA's products and services, general U.S. and international business conditions and other factors. You should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The Company cautions that the foregoing lists of important factors is not exclusive.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at December 31, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $200,000 annually.

EXCHANGE RATES
The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its international affiliates. Such amounts are subject to translation exposure. At December 31, 2002, the amount of such unhedged exposures was less than $0.5 million.

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 2002, the notional amount of these forward exchange contracts was approximately $1.4 million and the market value of these contracts was $171,000 lower than face value.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes has been appropriately reserved for. Although there is not a significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as electric utility, steel, textile and foundry, which have been severely impacted by the current economic environment. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse affect on the Company's financial condition.

However, if the current economic environment persists or deteriorates further, near term operating results could be adversely impacted by a further increase in bad debt expense.

CONTROLS AND PROCEDURES
The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company is included in the reports that the Company files with the Securities and Exchange Commission. There were no significant changes to the Company's internal controls or to other factors that could significantly affect these internal controls after the Evaluation Date.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (99.1) Certification of Chief Executive Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

         (99.2) Certification of Chief Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

         On January 10, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to report the resignation of Richard C. Green, Jr., from the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BHA GROUP HOLDINGS, INC.
                                        (Registrant)





        January 21, 2003           By:  /s/ James C. Shay
-------------------------------         ---------------------------------------
              Date                                     (Signature)
                                        James C. Shay
                                        Senior Vice President, Finance and
                                        Administration, Principal Financial and
                                        Accounting Officer


                                   By:  /s/ James E. Lund
                                        ---------------------------------------
                                                       (Signature)
                                        James E. Lund
                                        President and
                                        Chief Executive Officer

                                 CERTIFICATIONS



I, James E. Lund, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BHA Group Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/ James E. Lund
                                                       ------------------------
      DATED:  January 21, 2003                         James E. Lund,
                                                       President

I, James C. Shay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BHA Group Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  January 21, 2003       /s/ James C. Shay
                               -----------------
                               James C. Shay,
                               Senior Vice President, Finance and Administration