Form 10-Q
period 2003-03-31
BHA GROUP INC
filed 2003-04-23
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                         Commission File Number
          March 31, 2003                                     0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                         43-1416730
-------------------------------                      ---------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)



 8800 East 63rd Street, Kansas City, Missouri                64133
---------------------------------------------              ----------
  (Address of Principal Executive Offices)                 (Zip Code)



Registrant's telephone number, including area code     (816) 356-8400
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

                            Yes [X]           No [ ]


As of April 14, 2003, the number of shares outstanding of the Registrant's Common Stock was 6,115,047.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                           (IN THOUSANDS)                               MARCH 31     SEPTEMBER 30,
                               ASSETS                                     2003           2002
                                                                     -------------   -------------
                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                          $ 16,070        $ 13,778
     Accounts receivable, less allowance for doubtful receivables
         of $1,923 and $1,619, respectively                               29,677          28,637
     Inventories (note 5)                                                 24,667          24,241
     Income taxes receivable                                                  --             287
     Prepaid expenses                                                      2,535           1,998
     Deferred income taxes                                                 3,179           3,179
                                                                        --------        --------
              Total current assets                                        76,128          72,120
                                                                        --------        --------
Property, plant and equipment, at cost                                    67,367          65,762
     Less accumulated depreciation and amortization                       40,279          38,013
                                                                        --------        --------
              Net property, plant and equipment                           27,088          27,749
                                                                        --------        --------
Property held under capital leases                                         5,162           5,358
Other assets                                                               8,196           8,234
                                                                        --------        --------
                                                                        $116,574        $113,461
                                                                        ========        ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations       $  2,442        $  2,479
     Accounts payable                                                      9,897           9,516
     Accrued expenses and other current liabilities                       11,122          13,569
     Income taxes payable                                                    529              --
                                                                        --------        --------
         Total current liabilities                                        23,990          25,564
                                                                        --------        --------
Long-term deferred income taxes                                            1,940           1,940
Long-term debt, excluding current installments                            11,568          11,687
Long-term lease obligations, excluding current installments                5,800           6,088
Other liabilities                                                            757             741
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares:
         Issued 8,910,784 and 8,885,550 shares, respectively                  89              89
     Additional paid-in capital                                           63,374          63,169
     Retained earnings                                                    46,850          41,360
     Accumulated - other comprehensive income                               (549)           (625)
     Less cost of 2,795,737 and 2,757,743 shares, respectively, of
         common stock in treasury                                        (37,245)        (36,552)
                                                                        --------        --------
              Total shareholders' equity                                  72,519          67,441
                                                                        --------        --------
                                                                        $116,574        $113,461
                                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2003             2002
                                                                        -------         -------
Net sales                                                               $48,744         $48,560
Cost of sales                                                            32,951          33,643
                                                                        -------         -------
         Gross margin                                                    15,793          14,917
                                                                        -------         -------

Operating expenses
     Selling and advertising expense                                      5,383           5,226
     General and administrative expense                                   5,273           5,308
                                                                        -------         -------
         Total operating expenses                                        10,656          10,534
                                                                        -------         -------
         Operating income                                                 5,137           4,383

Interest expense, net                                                       138             198
                                                                        -------         -------
         Earnings before income taxes                                     4,999           4,185
                                                                        -------         -------

     Income taxes                                                         1,651           1,504
                                                                        -------         -------
         Net earnings                                                   $ 3,348         $ 2,681
                                                                        =======         =======

Basic earnings per common share                                         $  0.55         $  0.44
Diluted earnings per common share                                       $  0.52         $  0.42

Basic weighted average number of common shares outstanding                6,111           6,091
Diluted weighted average number of common shares outstanding              6,471           6,413


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2003            2002
                                                                        -------         -------
Net sales                                                               $98,809         $89,473
Cost of sales                                                            67,790          62,150
                                                                        -------         -------
         Gross margin                                                    31,019          27,323
                                                                        -------         -------

Operating expenses
     Selling and advertising expense                                     10,785          10,304
     General and administrative expense                                  10,676           9,843
                                                                        -------         -------
         Total operating expenses                                        21,461          20,147
                                                                        -------         -------
         Operating income                                                 9,558           7,176

Interest expense, net                                                       267             402
                                                                        -------         -------
         Earnings before income taxes and the
              cumulative effect of accounting change                      9,291           6,774

Income taxes                                                              3,069           2,409
                                                                        -------         -------
     Income before cumulative effect of an
         accounting change                                                6,222           4,365
Cumulative effect of an accounting change, net of
     income tax benefit of $0                                              --            (1,215)
                                                                        -------         -------
         Net earnings                                                   $ 6,222         $ 3,150
                                                                        =======         =======

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting change                                         $  1.02         $  0.72
         Net income                                                     $  1.02         $  0.52
     Diluted
         Income before cumulative effect of
              accounting change                                         $  0.97         $  0.68
         Net income                                                     $  0.97         $  0.49

Basic weighted average number of common
     shares outstanding                                                   6,118           6,094
Diluted weighted average number of common
     shares outstanding                                                   6,447           6,380


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                            Three Months Ended
(IN THOUSANDS)                                              2003          2002
                                                           ------        ------

Net earnings                                               $3,348        $2,681

Other comprehensive income:
     Foreign currency translation adjustments                (152)         (167)
     Net change in foreign exchange gains deferred in
         accordance with SFAS No. 133                          27            32
                                                           ------        ------

Comprehensive income                                       $3,223        $2,546
                                                           ======        ======


                                                             Six Months Ended
                                                            2003          2002
                                                           ------        ------

Net earnings                                               $6,222        $3,150

Other comprehensive income:
     Foreign currency translation adjustments                 112           (92)
     Net change in foreign exchange gains deferred in
         accordance with SFAS No. 133                         (36)          139
                                                           ------        ------

Comprehensive income                                       $6,298        $3,197
                                                           ======        ======


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

(In thousands, except share and per share data)                           2003            2002
                                                                        --------        --------
Common stock:
     Balance at beginning of period                                     $     89        $     88
     Issuance of 25,234 and 48,677 shares of common
         stock in 2003 and 2002, respectively                                 --              --
                                                                        --------        --------
     Balance at end of period                                                 89              88
                                                                        --------        --------
Additional paid-in capital:
     Balance at beginning of period                                       63,169          62,536
     Excess over par value of common stock issued                            241             541
     Stock issued from treasury for stock option exercises                   (36)           (262)
                                                                         --------        --------
     Balance at end of period                                             63,374          62,815
                                                                        --------        --------
Retained earnings:
     Balance at beginning of period                                       41,360          34,916
     Net earnings for the period                                           6,222           3,150
     Cash dividends of $0.12 and $0.03 per share paid on
         common stock during 2003 and 2002, respectively                    (732)           (183)
                                                                        --------        --------
     Balance at end of period                                             46,850          37,883
                                                                        --------        --------
Accumulated - other comprehensive income:
     Balance at beginning of period                                         (625)           (856)
     Equity adjustment from foreign currency translation and
         derivative instruments                                               76              47
                                                                        --------        --------
     Balance at end of period                                               (549)           (809)
                                                                        --------        --------
Treasury stock:
     Balance at beginning of period                                      (36,552)        (35,550)
     Acquisition of 40,422 and 53,800 shares of common
         stock, at cost, during 2003 and 2002, respectively                 (691)           (788)
     Issuance of 2,428 and 14,719 treasury shares pursuant to
         stock option exercises, net, during 2003 and 2002,
              respectively                                                    (2)             38
                                                                        --------        --------
     Balance at end of period                                            (37,245)        (36,300)
                                                                        --------        --------

     Total shareholders' equity                                         $ 72,519        $ 63,677
                                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS)                                                            2003           2002
                                                                        -------        -------
Cash flows from operating activities:
     Net earnings                                                       $ 6,222        $ 3,150
     Adjustment to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                    3,021          2,636
         Cumulative effect of an accounting change                           --          1,215

     Changes in assets and liabilities:
         Accounts receivable                                             (1,040)        (4,246)
         Inventories                                                       (426)         3,395
         Prepaid expenses                                                  (537)          (603)
         Accounts payable                                                   381          1,530
         Accrued expenses and other liabilities                          (2,447)          (667)
         Income taxes payable or receivable                                 816             77
                                                                        -------        -------
              Net cash provided by operating activities                   5,990          6,487
                                                                        -------        -------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                        (2,016)        (2,741)
     Net assets of business acquired                                       --             (622)
     Change in other assets and liabilities                                 (94)           869
                                                                        -------        -------
         Net cash used in investing activities                           (2,110)        (2,494)
                                                                        -------        -------

Cash flows from financing activities:
     Payment of cash dividend on common stock                              (732)          (183)
     Purchase of treasury stock                                            (691)          (788)
     Proceeds from issuance of common stock                                 241            541
     Net stock options exercised                                            (38)          (224)
     Net proceeds (repayments) of borrowings under
         revolving bank lines of credit                                   1,206         (3,808)
     Repayments of long-term debt and lease obligations                  (1,650)        (1,905)
                                                                        -------        -------
         Net cash used in financing activities                           (1,664)        (6,367)
                                                                        -------        -------

         Equity adjustment from foreign currency translation                 76             47
                                                                        -------        -------

     Net increase (decrease) in cash and cash equivalents                 2,292         (2,327)
Cash and cash equivalents at beginning of period                         13,778          9,471
                                                                        -------        -------
Cash and cash equivalents at end of period                               16,070        $ 7,144
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

Sales of electrostatic precipitator ("ESP") parts and services tend to be seasonal, with the majority of the revenues being generated in advance of spring outages scheduled by operators of coal-fired utilities. The results of operations for interim periods are not indicative of results to be expected for a full year.

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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 4% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                         Three Months Ended
                                 March 31, 2003      March 31, 2002
                                 --------------      --------------
                Products            $40,127              $37,188
                Services              8,617               11,372
                                    -------              -------
                   Total            $48,744              $48,560
                                    =======              =======


                                         Six Months Ended
                                 March 31, 2003      March 31, 2002
                                 --------------      --------------
                Products             $83,028             $72,266
                Services              15,781              17,207
                                     -------             -------
                  Total              $98,809             $89,473
                                     =======             =======

In some instances, arrangements with customers involve multiple elements which are delivered at different points in time. These situations typically arise when the Company has delivered parts, but is also obligated to perform installation services or parts are delivered over time, rather than on a single delivery date. In determining the appropriate amount of revenue to be recognized, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether delivery of the remaining elements is probable and within the Company's control. In instances where all of these conditions are satisfied, the Company recognizes revenue for the elements that have been delivered to the customer. In instances where one or more of these conditions have not been satisfied, the Company defers the recognition of revenue until all these conditions are satisfied or all elements have been delivered.

The Company provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (in thousands):

                                                      SIX MONTHS ENDED
                                            MARCH 31, 2003       MARCH 31, 2002
                                            --------------       --------------
        Balance at beginning of period          $2,888                $2,867
        Provisions for warranty                    603                   792
        Claims paid                               (710)                 (524)
        Adjustments                               (149)                   --
                                                ------                ------
        Balance at end of period                $2,632                $3,135
                                                ======                ======

(2) INCENTIVE STOCK PLAN

The Company has an incentive stock plan for key employees, officers, and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation.


                                                                         THREE MONTHS ENDED
                                                                   MARCH 31, 2003   MARCH 31, 2002
                                                                   --------------   --------------
Net earnings, as reported                                               $3,348          $2,681
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                  (162)           (133)
                                                                        ------          ------
Pro forma net earnings                                                  $3,186          $2,548
                                                                        ======          ======

Earnings per share:
     Basic - as reported                                                $ 0.55          $ 0.44
     Basic - pro forma                                                  $ 0.52          $ 0.42

     Diluted - as reported                                              $ 0.52          $ 0.42
     Diluted - pro forma                                                $ 0.49          $ 0.40

                                                                          SIX MONTHS ENDED
                                                                   MARCH 31, 2003   MARCH 31, 2002
                                                                   --------------   --------------
Net earnings, as reported                                               $6,222          $3,150
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                  (325)           (267)
                                                                        ------          ------
Pro forma net earnings                                                  $5,897          $2,883
                                                                        ======          ======

Earnings per share:
     Basic - as reported                                                $ 1.02          $ 0.52
     Basic - pro forma                                                  $ 0.96          $ 0.47

     Diluted - as reported                                              $ 0.97          $ 0.49
     Diluted - pro forma                                                $ 0.91          $ 0.45


During the six months ended March 31, 2003, the Company granted options to purchase 160,250 shares of its common stock at an average price of $16.82 per share. The per share weighted average value of stock options granted during this period was $7.39 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of .66%, weighted average risk-free interest rate of 3.8%, expected volatility factor of 35.6% and a weighted-average expected life of eight years.

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the condensed consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at March 31, 2003 was $2,146,000, and the market value of these contracts was $144,000 lower than face value.

(4) EARNINGS PER COMMON SHARE

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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                              March 31, 2003                              March 31, 2002
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)         Amt.       (Numerator)     (Denom.)         Amt.
                                 ------------     ------       ---------     ------------     ------       ---------
Basic earnings per share:
Earnings available to common
shareholders                       $ 3,348         6,111       $ 0.55          $ 2,681         6,091        $ 0.44

Effect of dilutive
securities--stock options            --              360                         --              322

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                         $ 3,348         6,471       $ 0.52          $ 2,681         6,413        $ 0.42
                                 ==========================================  ==========================================

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               FOR THE SIX MONTHS ENDED
                                              March 31, 2003                              March 31, 2002
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)         Amt.       (Numerator)     (Denom.)         Amt.
                                 ------------     ------       ---------     ------------     ------       ---------
Basic earnings per share:
Earnings available to common
shareholders                       $ 6,222         6,118       $ 1.02          $ 3,150         6,094        $ 0.52

Effect of dilutive
securities--stock options            --              329                         --              286

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                         $ 6,222         6,447       $ 0.97          $ 3,150         6,380        $ 0.49
                                 ==========================================  ==========================================


(5) INVENTORIES

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 2003 and September 30, 2002 were as follows (in thousands):

                                               MARCH 31,     SEPTEMBER 30,
                                                 2003            2002
                                               ---------     -------------
Raw materials                                   $12,919         $13,203
Work-in-process                                   2,136           1,720
Finished goods                                    9,612           9,318
                                                -------         -------
Total                                           $24,667         $24,241
                                                =======         =======

(6) BUSINESS SEGMENTS
BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in the Middle East and Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business, and is also developing a market for such products outside of air pollution control.

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

Reportable segment data was as follows (in thousands):

NET SALES

                                                   THREE MONTHS ENDED
                                               --------------------------
                                                MARCH 31,       MARCH 31,
                                                  2003            2002
                                               ---------       ----------
         Domestic APC                           $39,717         $39,858
         Europe APC                               5,868           5,624
         BHA Technologies                         3,159           3,078
                                                -------         -------
         Total                                  $48,744         $48,560
                                                =======         =======

NET SALES

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                MARCH 31,       MARCH 31,
                                                  2003            2002
                                               ---------       ----------

         Domestic APC                           $80,506         $72,247
         Europe APC                              11,279          10,889
         BHA Technologies                         7,024           6,337
                                                -------         -------
         Total                                  $98,809         $89,473
                                                =======         =======

Net sales represent revenues from sales to unaffiliated customers.

EARNINGS (LOSS) BEFORE INCOME TAXES



                                                   THREE MONTHS ENDED
                                               --------------------------
                                                MARCH 31,      MARCH 31,
                                                  2003           2002
                                               ---------      ----------

         Domestic APC                           $4,195          $3,620
         Europe APC                                 32             289
         BHA Technologies                          772             276
                                                ------          ------
         Total                                  $4,999          $4,185
                                                ======          ======

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                MARCH 31,      MARCH 31,
                                                  2003           2002
                                               ---------      ----------
         Domestic APC                           $8,177          $6,082
         Europe APC                               (191)            236
         BHA Technologies                        1,305             456
                                                ------          ------
         Total                                  $9,291          $6,774
                                                ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 6 to the Condensed Consolidated Financial Statements, Domestic Air Pollution Control ("Domestic APC") represents all air pollution control business for which the products or services are sold or managed from the United States. Generally, this includes sales to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. Europe APC represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, represents BHA's third business segment.

The following table summarizes the Company's revenues by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.


                                                   THREE MONTHS ENDED
                                                  ---------------------
                                                  MARCH 31,   MARCH 31,
                                                    2003        2002
                                                  ---------   ---------

Domestic APC Segment:
     U.S. Fabric Filter                            $19,765     $20,329
     U.S. Electrostatic Precipitator (ESP)          16,374      14,875
     Export Sales                                    3,578       4,654
                                                   -------     -------
         Total Domestic APC Segment                 39,717      39,858
Europe APC Segment                                   5,868       5,624
BHA Technologies Segment                             3,159       3,078
                                                   -------     -------
Total Revenues                                     $48,744     $48,560
                                                   =======     =======

                                                    SIX MONTHS ENDED
                                                  ---------------------
                                                  MARCH 31,   MARCH 31,
                                                    2003        2002
                                                  ---------   ---------
Domestic APC Segment:
     U.S. Fabric Filter                            $36,785     $39,260
     U.S. Electrostatic Precipitator (ESP)          36,818      23,742
     Export Sales                                    6,903       9,245
                                                   -------     -------
         Total Domestic APC Segment                 80,506      72,247
Europe APC Segment                                  11,279      10,889
BHA Technologies Segment                             7,024       6,337
                                                   -------     -------
Total Revenues                                     $98,809     $89,473
                                                   =======     =======

FISCAL 2003 COMPARED TO FISCAL 2002

NET SALES

Consolidated net sales for the six months ended March 31, 2003 ("fiscal 2003") increased 10% to $98.8 million from $89.5 million for the same period in fiscal 2002. Consolidated sales for the quarter ended March 31, 2003 ("second quarter") increased slightly to $48.7 million from $48.6 million in fiscal 2002.

Sales in the Domestic APC segment increased 11% for the first six months of fiscal 2003 and decreased by less than 1% for the most recent quarter when compared to the same periods in the prior year. Within this segment, the sales of fabric filter replacement parts and services declined 6% for the six-month period and 3% for the most recent quarter. The sales of electrostatic precipitator ("ESP") parts and services increased 10% for the most recent quarter and 55% for the first six-months of fiscal 2003 as compared to the prior year. The Company's ESP business has continued to benefit from its favorable competitive position in dealing with the operators of coal-fired boilers within the U.S. electric utility market. Fifty percent of the Company's APC revenues generated in the U.S. during the first six months of fiscal 2003 were derived from the ESP business. This is not in line with the Company's historical trend or its expectation for full year results. Export sales decreased 25% for the first six-months of fiscal 2003 and 23% for the second quarter as compared to the same periods in the prior year. The decline in sales of fabric filter parts and services, both in the U.S. and for export, reflect the economic contraction in the industrial and manufacturing sectors in the U.S. and international economies.

Sales in the Company's Europe APC segment, when expressed in U.S. dollars ("USD"), increased by 4% for both the most recent quarter and for the first six-months of fiscal 2003 as compared to prior year results. However, sales of this segment actually declined by 10% for the first six-months of fiscal 2003 when reported in Euros. This decline reflects the slow-down in manufacturing activity in Europe.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 11% for the first six-months of fiscal 2003 and 3% in the second quarter as compared to the prior year periods. The increase was primarily attributable to incremental business in non-consumer apparel for military and firefighting garments. Sales of ePTFE membrane for consumer apparel and HEPA applications also increased modestly.

GROSS MARGIN

Consolidated gross margin was 31.4% of sales for the first six-months of fiscal 2003 compared to 30.5% for the same period in the prior year. In the second quarter, gross margin was 32.4% of sales compared to 30.7% in the prior year. The improvements were attributable to a more favorable mix of business, lower manufacturing overheads and higher efficiency in plant utilization. In particular, the significant increase in ESP production was accomplished with only a modest increase in plant labor costs, contributing to the favorable gross margin comparisons. BHA Technologies' gross margins benefited from favorable product mix and increased plant throughput.

OPERATING EXPENSES

Operating expenses were $21.5 million (21.7% of sales) for the first six-months of fiscal 2003 compared to $20.1 million (22.5% of sales) for the same period in fiscal 2002. For the second quarter of fiscal 2003, operating expenses were $10.7 million (21.9% of sales) compared to $10.5 million (21.7% of sales) for the same period in the prior year. The 6.5% increase in operating expenses for the first six-months of fiscal 2003 as compared to the same period in the prior year was the result of normal wage increases together with $0.4 million of additional depreciation expense related to the Company's ERP software implementation and an increase in insurance costs. Additionally, the weakening USD as compared to the Euro resulted in a $0.4 million increase in USD denominated expenses of the Europe APC business segment. When expressed in local currencies, operating expenses in Europe were essentially unchanged.

INTEREST EXPENSE

Interest expense for the first six-months of fiscal 2003 was $0.3 million compared to $0.4 million for the same period in the prior year. Average borrowings decreased from $24.9 million in the first half of fiscal 2002 to $20.5 million during the most recent six-months. Additionally, the average interest rate on the Company's borrowings decreased from 3.9% in the fiscal 2002 period to 3.3% for the first half of fiscal 2003. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES

Pre-tax earnings for the Domestic APC segment were $8.2 million for the first six-months of fiscal 2003 compared to $6.1 million for the same period in the prior year. For the second quarter of fiscal 2003, pre-tax earnings for this segment were $4.2 million compared to $3.6 million in the prior year. The improvement in the profitability of this business segment reflects the execution of significantly higher ESP volume with only modest increases in the Company's cost structure. Sales of ESP parts and services tend to be seasonal, with the majority of the revenues being generated in advance of spring outages scheduled by operators of coal-fired utilities. As such, the results of operations for the first half of the fiscal year are not indicative of results to be expected for a full year.

The Europe APC segment reported a pre-tax loss of $0.2 million for the first six-months of fiscal 2003 compared to pre-tax earnings of $0.2 million for the same period in the prior year. In the most recent quarter, this business segment generated pre-tax earnings of $32,000 compared to pre-tax earnings of $0.3 million in the same quarter during the prior year. The unfavorable results reflect the 10% decrease in sales volumes (when expressed in local currencies).

BHA Technologies' pre-tax earnings for the first six-months of fiscal 2003 were $1.3 million compared to pre-tax earnings of $0.5 million for the same period in the prior year. For the second quarter of fiscal 2003, this business segment generated pre-tax earnings of $0.8 million compared to pre-tax earnings of $0.3 million for the same quarter in the prior year. The improvement is consistent with the 11% increase in shipments to third party customers together with improved product mix. Second quarter earnings were also favorably impacted by reduced operating costs including lower bad debt, product development and selling expenses.

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

INCOME TAXES

The effective income tax rate for the first six-months of fiscal 2003 was 33.0% compared to 35.6% for the same period in the prior year. The rate for the current year is generally consistent with the actual rate of tax for all of fiscal 2002.

NET EARNINGS

Net earnings for the first six-months of fiscal 2003 were $6.2 million ($0.97 per diluted share) compared to earnings (exclusive of the cumulative effect of the accounting change) of $4.4 million ($0.68 per diluted share) for the same period in fiscal 2002. Net earnings in the second quarter of fiscal 2003 were $3.3 million ($0.52 per diluted share) compared to earnings of $2.7 million ($0.42 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares increased by approximately 0.1 million to 6.5 million shares due to the impact of the Company's higher share prices on the number of common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $46.6 million at September 30, 2002 to $52.1 million at March 31, 2003. The current ratio at March 31, 2003 and September 30, 2002 was 3.2 and 2.8, respectively. The Company's cash increased from $13.8 million at September 30, 2002 to $16.1 million at March 31, 2003.

During the six months ended March 31, 2003, the Company generated $6.0 million in cash from operating activities compared to $6.5 million in the first six months of the prior year.

Investing activities resulted in a net use of cash of $2.1 million and $2.5 million for the six months ended March 31, 2003 and 2002, respectively. The investment in capital expenditures was $2.0 million for the first six months of fiscal 2003 and $2.7 million for the first six months of fiscal 2002. Fiscal 2002 investing activities also included $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the first six months of fiscal 2003, the Company used cash generated from operations to pay dividends of $0.7 million, repurchase $0.7 million of the Company's common stock, and reduce bank borrowings by $0.4 million. During the first six months of fiscal 2002, the Company's financing activities included $5.7 million in net debt repayments and $0.8 million used to repurchase the Company's common stock.

At March 31, 2003, BHA had unused lines of credit of $18.5 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2004; $8.1 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $6.0 million with a maturity on April 30, 2004; and a capital lease related to an industrial revenue bond transaction for $6.2 million with annual sinking fund payments and a final maturity in 2018. The Company is in discussions with its bankers regarding obtaining an extension of its revolving credit facility and anticipates that such agreement will be completed prior to June 30, 2003. The Company believes that cash flows from operations and the extensions of the credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

OUTLOOK

The Company continues to see success in the implementation of its business plan. The financial condition of BHA has been further strengthened over the last 24 months providing the Company with substantial capital to invest in growth areas and improve its overall position in the key markets it serves. During this period, the Company has invested in those areas that it believes will provide the greatest advantage in the long term. The Company believes that its businesses are diversified and that it is positioned well to achieve its long-term financial goals.

The record earnings for the first six-months of the current fiscal year have been driven by sales increases of both ESP replacement parts and service work for electric utility customers and ePTFE membranes to customers outside of air pollution control. The strength in these areas has been partially offset by the decline in the Company's worldwide fabric filter business. The weakness in fabric filter aftermarket sales is expected to continue and, based on historical trending, a profit recovery in this area will likely trail an overall improvement in manufacturing conditions by as much as six months.

For the first six-months of the current fiscal year, fifty percent of the Company's APC revenues in the U.S. were derived from the ESP business. This is not in line with the Company's historical trend or its expectation for full year results. Consistent with previous years, the Company expects that ESP replacement parts and service sales for the last six months of the fiscal year will be lower than the first six months. Due to the timing of order execution, the Company expects that ESP replacement parts and service sales for the last six months of the current year will be less than the prior year.

The Company believes it is well positioned to have long-term success in all of its businesses. Near-term quarterly results are expected to be heavily influenced by the timing of the receipt and execution of ESP rebuild orders and ePTFE membrane sales to customers in applications outside of air pollution control. One of the Company's goals is to deliver consistent annual earnings growth over time. The Company expects, however, that near-term quarterly earnings will continue to vary based on the timing of larger orders.

The results for the first six-months of the current year have positioned the Company to achieve its internal financial goals for the year. For the remainder of the current fiscal year, the focus will be on expanding growth areas while managing the cost side of its business to position the Company for incremental profit growth during fiscal 2004 and beyond. With respect to the upcoming quarter, the following is specific guidance being provided:

     o For the third quarter of fiscal 2003, the Company anticipates that consolidated net sales will be lower than the same period in the prior year by as much as 5%.

     o Earnings for the third quarter of fiscal 2003 are expected to be in the range of $.23 to $.28 per diluted share as compared to $.32 reported for the same period in the prior year.

     o If the Company achieves the earnings targets included in the stated range, its nine-month earnings per diluted share will be in the range of $1.20 to $1.25. This compares favorably to $1.00 per diluted share earned for the first nine months of last year.

BACKLOG

On March 31, 2003, the Company's backlog of orders was $51.3 million compared to $43.5 million at March 31, 2002. In connection with the implementation of its ERP system on June 30, 2002, the Company made the decision to report its backlog to include only scheduled orders as opposed to the previous practice of reporting all customer commitments in its backlog. Historically, 20% to 25% of the reported consolidated backlog included customer commitments under "blanket agreements" that did not include firm quantities and ship dates. These orders are not included in the March 31, 2003 backlog and will not be included in future backlog reports, as they do not drive production requirements within the ERP system.

Excluding the impact of the change in reporting, the Company believes that the backlog for fabric filter parts and services in the U.S. and for export is approximately the same as the March 31, 2002 backlog. The total order backlog is higher at March 31, 2003 than in 2002 when measured in a comparable manner due to the timing of receipts of orders for ESP parts and services to be shipped for fall 2003 and spring 2004 project work. Approximately $19.8 million of the March 31, 2003 backlog is scheduled to ship after September 30, 2003.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report of Form 10-K for the fiscal year ended September 30, 2002. The Company cautions that the foregoing list of important factors is not exclusive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at March 31, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $200,000 annually.

EXCHANGE RATES

The Company views its equity investment in a foreign subsidiary as a long-term commitment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At March 31, 2003, the amount of such unhedged exposures was less than $0.5 million.

FORWARD EXCHANGE CONTRACTS

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 2003, the notional amount of such forward exchange contracts was approximately $2.1 million and the market value of these contracts was $144,000 lower than face value.

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

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certifications. Immediately following the "Signatures" section of this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported and that the Company's assets are safeguarded from improper use to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls. In accordance with the SEC's requirements, the CEO and the CFO note that, since the date of their last evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On February 18, 2003, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

(a) The following persons were elected as Directors by the following vote:


                                     FOR                 AUTHORITY WITHHELD
Don H. Alexander                  5,132,047                     43,580
Robert D. Freeland                5,132,047                     43,580
James E. Lund                     4,125,229                  1,050,398
Thomas A. McDonnell               5,131,888                     43,739
Lamson Rheinfrank, Jr.            4,125,229                  1,050,398
James J. Thome                    4,125,069                  1,050,558

(b) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2003 was as follows:

             FOR                   AGAINST             WITHHELD
          5,128,612                41,988               5,027

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

    (99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BHA GROUP HOLDINGS, INC.
                       (Registrant)





April 23, 2003    By:  /s/ James C. Shay
--------------         -------------------------------------------------------
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


                                                      /s/ James E. Lund
                                                      -----------------------
      DATED:  April 23, 2003                          James E. Lund,
                                                      President

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


DATED:  April 23, 2003                      /s/ James C. Shay
                                            -----------------
                                            James C. Shay,
                                            Senior Vice President, Finance
                                            and Administration