Form 10-Q
period 2003-06-30
BHA GROUP INC
filed 2003-07-22
CIK 801128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        -----------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                        Commission File Number
           June 30, 2003                                   0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                    43-1416730
------------------------------------------       -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                   Number)

8800 East 63rd Street, Kansas City, Missouri                 64133
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code       (816) 356-8400
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

           Yes    [X]                   No
                --------                    --------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes                          No    [X]
                --------                    --------

As of July 14, 2003, the number of shares outstanding of the Registrant's Common Stock was 6,086,661.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             JUNE 30,
                  (IN THOUSANDS EXCEPT SHARE DATA)                             2003             SEPTEMBER 30,
                               ASSETS                                      (UNAUDITED)               2002
                                                                          ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                 $19,113           $  13,778
     Accounts receivable, less allowance for doubtful receivables
       of $1,940 and $1,619, respectively                                       26,514              28,637
     Inventories (note 5)                                                       24,977              24,241
     Income taxes receivable                                                        --                 287
     Prepaid expenses                                                            1,998               1,998
     Deferred income taxes                                                       3,179               3,179
                                                                          ----------------    -------------------
              Total current assets                                              75,781              72,120
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          67,612              65,762
     Less accumulated depreciation and amortization                            (41,246)            (38,013)
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 26,366              27,749
                                                                          ----------------    -------------------
Property held under capital leases                                               5,064               5,358
Other assets                                                                     8,001               8,234
                                                                          ----------------    -------------------
                                                                              $115,212            $113,461
                                                                          ================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 2,542             $ 2,479
     Accounts payable                                                            7,745               9,516
     Income taxes payable                                                          637                  --
     Accrued expenses and other current liabilities                             11,443              13,569
                                                                          ----------------    -------------------
         Total current liabilities                                              22,367              25,564
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  1,940               1,940
Long-term debt, excluding current installments                                  11,426              11,687
Long-term lease obligations, excluding current installments                      5,800               6,088
Other liabilities                                                                  548                 741
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares:
         Issued 8,923,594 and 8,885,550 shares, respectively                        89                  89
     Additional paid-in capital                                                 63,259              63,169
     Retained earnings                                                          48,610              41,360
     Accumulated - other comprehensive income                                     (396)               (625)
     Less cost of 2,836,933 and 2,757,743 shares, respectively, of
         common stock in treasury                                              (38,431)            (36,552)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        73,131              67,441
                                                                          ----------------    -------------------
                                                                              $115,212             $113,461
                                                                          ================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)



(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2003                   2002
                                                                           ----                   ----
Net sales                                                                  $38,984                 $41,048
Cost of sales                                                               26,186                  28,132
                                                                    -------------------    --------------------
         Gross margin                                                       12,798                  12,916
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         5,144                   5,286
     General and administrative expense                                      4,940                   4,612
                                                                    -------------------    --------------------
         Total operating expenses                                           10,084                   9,898
                                                                    -------------------    --------------------
         Operating income                                                    2,714                   3,018
                                                                    -------------------    --------------------

Interest expense, net                                                           98                     117
                                                                    -------------------    --------------------
         Earnings before income taxes                                        2,616                   2,901
                                                                    -------------------    --------------------

     Income taxes                                                              856                     834
                                                                    -------------------    --------------------
         Net earnings                                                        1,760                  $2,067
                                                                    ===================    ====================

Basic earnings per common share                                             $ 0.29                  $ 0.34
Diluted earnings per common share                                           $ 0.27                  $ 0.32

Basic weighted average number of common shares outstanding                   6,095                   6,117
Diluted weighted average number of common shares outstanding                 6,562                   6,464


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)



(IN THOUSANDS, EXCEPT PER SHARE DATA)                        2003        2002
                                                             ----        ----
Net sales                                                 $ 137,793   $ 130,521
Cost of sales                                                93,976      90,282
                                                          ---------   ---------
         Gross margin                                        43,817      40,239
                                                          ---------   ---------

Operating expenses
     Selling and advertising expense                         15,929      15,590
     General and administrative expense                      15,616      14,455
                                                          ---------   ---------
         Total operating expenses                            31,545      30,045
                                                          ---------   ---------
         Operating income                                    12,272      10,194
                                                          ---------   ---------

Interest expense, net                                           365         519
                                                          ---------   ---------
         Earnings before income taxes and the
              cumulative effect of accounting change         11,907       9,675

Income taxes                                                  3,925       3,243
                                                          ---------   ---------
     Income before cumulative effect of an
         accounting change                                    7,982       6,432
Cumulative effect of an accounting change, net of
     income tax benefit of $0                                  --        (1,215)
                                                          ---------   ---------
         Net earnings                                     $   7,982   $   5,217
                                                          =========   =========

Earnings per common share
     Basic
         Income before cumulative effect of
              accounting change                           $    1.31   $    1.05
         Net income                                       $    1.31   $    0.85
     Diluted
         Income before cumulative effect of
              accounting change                           $    1.23   $    1.00
         Net income                                       $    1.23   $    0.82

Basic weighted average number of common
     shares outstanding                                       6,111       6,102
Diluted weighted average number of common
     shares outstanding                                       6,474       6,401


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


                                                                   Three Months Ended
(IN THOUSANDS)                                                       2003       2002
                                                                     ----       ----
Net earnings                                                       $ 1,760    $ 2,067

Other comprehensive income:
     Foreign currency translation adjustments                          235        127
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                      (82)      (223)
                                                                   -------    -------

Comprehensive income                                               $ 1,913    $ 1,971
                                                                   =======    =======


                                                                    Nine Months Ended
                                                                      2003       2002
                                                                   -------    -------

Net earnings                                                       $ 7,982    $ 5,217

Other comprehensive income:
     Foreign currency translation adjustments                          347         35
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                     (118)       (84)
                                                                   -------    -------

Comprehensive income                                               $ 8,211    $ 5,168
                                                                   =======    =======


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

(In thousands, except share and per share data)                    2003        2002
                                                                   ----        ----
Common stock:
     Balance at beginning of period                              $     89    $     88
     Issuance of 38,044 and 62,697 shares of common
         stock in 2003 and 2002, respectively                        --             1
                                                                 --------    --------
     Balance at end of period                                          89          89
                                                                 --------    --------
Additional paid-in capital:
     Balance at beginning of period                                63,169      62,536
     Excess over par value of common stock issued                     368         675
     Stock issued from treasury for stock option exercises           (278)       (299)
                                                                 --------    --------
     Balance at end of period                                      63,259      62,912
                                                                 --------    --------
Retained earnings:
     Balance at beginning of period                                41,360      34,916
     Net earnings for the period                                    7,982       5,217
     Cash dividends of $.12 and $.03 per share paid on
         common stock during 2003 and 2002, respectively             (732)       (183)
                                                                 --------    --------
     Balance at end of period                                      48,610      39,950
                                                                 --------    --------
Accumulated - other comprehensive income:
     Balance at beginning of period                                  (625)       (856)
     Equity adjustment from foreign currency translation and
         derivative instruments                                       229         (49)
                                                                 --------    --------
     Balance at end of period                                        (396)       (905)
                                                                 --------    --------
Treasury stock:
     Balance at beginning of period                               (36,552)    (35,550)
     Acquisition of 94,622 and 68,358 shares of common
         stock, at cost, during 2003 and 2002, respectively        (1,846)     (1,043)
     Issuance of 15,432 and 17,032 treasury shares pursuant to
         stock option exercises, net, during 2003 and 2002,
         respectively                                                 (33)         41
                                                                 --------    --------
     Balance at end of period                                     (38,431)    (36,552)
                                                                 --------    --------

     Total shareholders' equity                                  $ 73,131    $ 65,494
                                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


(IN THOUSANDS)                                                    2003        2002
                                                                  ----        ----
Cash flows from operating activities:
     Net earnings                                              $  7,982    $  5,217
     Adjustment to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                            4,423       3,930
         Cumulative effect of an accounting change                 --         1,215

     Changes in assets and liabilities:
         Accounts receivable                                      2,123        (513)
         Inventories                                               (736)      2,812
         Prepaid expenses                                          --          (354)
         Accounts payable                                        (1,771)       (422)
         Accrued expenses and other liabilities                  (2,126)      1,104
         Income taxes payable or receivable                         924        (359)
                                                               --------    --------
              Net cash provided by operating activities          10,819      12,630
                                                               --------    --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                (2,536)     (3,870)
     Net assets of business acquired                               --          (622)
     Change in other assets and liabilities                        (170)        206
                                                               --------    --------
         Net cash used in investing activities                   (2,706)     (4,286)
                                                               --------    --------

Cash flows from financing activities:
     Payment of cash dividends on common stock                     (732)       (183)
     Purchase of treasury stock                                  (1,846)     (1,043)
     Proceeds from issuance of common stock                         368         676
     Net stock options exercised                                   (311)       (258)
     Net proceeds (repayments) from borrowings under
         revolving bank lines of credit                           1,789      (2,697)
     Repayments of long-term debt and lease obligations          (2,275)     (1,905)
                                                               --------    --------
         Net cash used in financing activities                   (3,007)     (5,410)
                                                               --------    --------

         Equity adjustment from foreign currency translation        229         (49)
                                                               --------    --------

     Net increase in cash and cash equivalents                    5,335       2,885
Cash and cash equivalents at beginning of period                 13,778       9,471
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 19,113    $ 12,356
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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                      Three Months Ended
                         June 30, 2003                June 30, 2002
                         -------------                -------------
      Products              $32,279                      $33,785
      Services                6,705                        7,263
                       -------------------         ---------------------
        Total               $38,984                      $41,048
                       ===================         =====================

                                      Nine Months Ended
                         June 30, 2003                June 30, 2002
                         -------------                -------------
      Products             $115,207                     $106,051
      Services               22,586                       24,470
                       -------------------         ---------------------
        Total              $137,793                     $130,521
                       ===================         =====================

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

The Company provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (in thousands):

                                                NINE MONTHS ENDED
                                                -----------------
                                       JUNE 30, 2003          JUNE 30, 2002
                                       -------------          -------------

Balance at beginning of period                $2,888                 $2,867
Provisions for warranty                        1,016                  1,176
Claims paid                                   (1,306)                  (829)
Adjustments                                     (149)                    --
                                    ---------------------  ---------------------
Balance at end of period                      $2,449                 $3,214
                                    =====================  =====================

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

                                                                                        THREE MONTHS ENDED
                                                                                         ------------------
                                                                                JUNE 30, 2003            JUNE 30, 2002
                                                                                -------------            -------------
Net earnings, as reported                                                             $1,760                   $2,067
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                                (161)                    (133)
                                                                           ----------------------    ---------------------
Pro forma net earnings                                                                $1,599                   $1,934
                                                                           ======================    =====================

Earnings per share:
     Basic - as reported                                                               $0.29                    $0.34
     Basic - pro forma                                                                 $0.26                    $0.32

     Diluted - as reported                                                             $0.27                    $0.32
     Diluted - pro forma                                                               $0.24                    $0.30


                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                                JUNE 30, 2003            JUNE 30, 2002
                                                                                -------------            -------------
Net earnings, as reported                                                             $7,982                   $5,217
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                                (482)                    (400)
                                                                           ----------------------    ---------------------
Pro forma net earnings                                                                $7,500                   $4,817
                                                                           ======================    =====================

Earnings per share:
     Basic - as reported                                                               $1.31                    $0.85
     Basic - pro forma                                                                 $1.23                    $0.79

     Diluted - as reported                                                             $1.23                    $0.82
     Diluted - pro forma                                                               $1.16                    $0.75


During the nine months ended June 30, 2003, the Company granted options to purchase 162,250 shares of its common stock at an average price of $16.88 per share. The per share weighted average value of stock options granted during this period was $7.18 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of .63%, weighted average risk-free interest rate of 3.4%, expected volatility factor of 34.9% and a weighted-average expected life of eight years.

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at June 30, 2003 was $2,696,000, and the market value of these contracts was $226,000 lower than face value.

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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                               June 30, 2003                               June 30, 2002
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 1,760         6,095       $0.29           $ 2,067         6,117       $ 0.34

Effect of dilutive securities--
stock options                          --             467                          --             347

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 1,760         6,562       $ 0.27          $ 2,067         6,464       $ 0.32
                                 ==========================================  ==========================================

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               FOR THE NINE MONTHS ENDED
                                               June 30, 2003                               June 30, 2002
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 7,982         6,111       $ 1.31          $ 5,217         6,102       $ 0.85

Effect of dilutive securities--
stock options                          --             363                          --             299
Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 7,982         6,474       $ 1.23          $ 5,217         6,401       $ 0.82
                                 ==========================================  ==========================================

(5)  INVENTORIES
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 2003 and September 30, 2002 were as follows (in thousands):

                                    JUNE 30,                SEPTEMBER 30,
                                      2003                       2002
                             -----------------------    -----------------------

Raw materials                        $13,257                    $13,203
Work-in-process                        2,971                      1,720
Finished goods                         8,749                      9,318
                             -----------------------    -----------------------
Total                                $24,977                    $24,241
                             =======================    =======================

(6)  BUSINESS SEGMENTS
BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in the Middle East and Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's APC business, and has also developed markets for such products outside of air pollution control.

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

The supply by BHA Technologies of BHA-TEX(R) fabrics to the Company's APC business segments represents a significant portion of its overall revenues. These inter-segment sales are at gross margins which are generally consistent with BHA Technologies' average margins on sales to its third party customers. The sales dollars for the BHA Technologies' segment as reflected in the table below include such inter-segment transfers of BHA-TEX fabrics. Other sales of products and services between the Company's business segments are not material and as such, are excluded from the net sales amounts.

Reportable segment data was as follows (in thousands):


NET SALES

                                                THREE MONTHS ENDED
                                 ----------------------------------------------------
                                        JUNE 30,                      JUNE 30,
                                          2003                         2002
                                 -----------------------      -----------------------
Domestic APC                             $28,607                      $32,056
Europe APC                                 6,820                        5,421
BHA Technologies                           7,022                        6,118
Inter-Segment Eliminations                (3,465)                      (2,547)
                                 -----------------------      -----------------------
Total                                    $38,984                      $41,048
                                 =======================      =======================



NET SALES

                                                 NINE MONTHS ENDED
                                 ---------------------------------------------------
                                       JUNE 30,                       JUNE 30,
                                         2003                          2002
                                 ----------------------      -----------------------

Domestic APC                          $109,113                     $104,303
Europe APC                              18,099                       16,310
BHA Technologies                        20,247                       17,112
Inter-Segment Eliminations              (9,666)                      (7,204)
                                 ----------------------      -----------------------
Total                                 $137,793                     $130,521
                                 ======================      =======================

EARNINGS BEFORE INCOME TAXES

                                                  THREE MONTHS ENDED
                                 ---------------------------------------------------
                                        JUNE 30,                    JUNE 30,
                                          2003                        2002
                                 -----------------------     -----------------------

Domestic APC                             $1,735                      $2,426
Europe APC                                  242                         190
BHA Technologies                            639                         285
                                 -----------------------     -----------------------
Total                                    $2,616                      $2,901
                                 =======================     =======================

                                                 NINE MONTHS ENDED
                                 ---------------------------------------------------
                                        JUNE 30,                    JUNE 30,
                                          2003                        2002
                                 -----------------------     -----------------------

Domestic APC                             $9,912                      $8,508
Europe APC                                   51                         426
BHA Technologies                          1,944                         741
                                 -----------------------     -----------------------
Total                                   $11,907                      $9,675
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

The following table summarizes the Company's revenues from third party sales by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.

                                                          THREE MONTHS ENDED
                                               ------------------------------------------
                                                    JUNE 30,               JUNE 30,
                                                      2003                   2002
                                               -------------------    -------------------
Domestic APC Segment:
     U.S. Fabric Filter                              $17,739                $18,229
     U.S. Electrostatic Precipitator (ESP)             6,269                  9,797
     Export Sales                                      4,599                  4,030
                                               -------------------    -------------------
         Total Domestic APC Segment                   28,607                 32,056
Europe APC Segment                                     6,820                  5,421
BHA Technologies Segment                               3,557                  3,571
                                               -------------------    -------------------
Total Revenues                                       $38,984                $41,048
                                               ===================    ===================


                                                           NINE MONTHS ENDED
                                               ------------------------------------------
                                                    JUNE 30,               JUNE 30,
                                                      2003                   2002
                                               -------------------    -------------------

Domestic APC Segment:
     U.S. Fabric Filter                              $54,524                $57,489
     U.S. Electrostatic Precipitator (ESP)            43,087                 33,539
     Export Sales                                     11,502                 13,275
                                               -------------------    -------------------
         Total Domestic APC Segment                  109,113                104,303
Europe APC Segment                                    18,099                 16,310
BHA Technologies Segment                              10,581                  9,908
                                               -------------------    -------------------
Total Revenues                                      $137,793               $130,521
                                               ===================    ===================

FISCAL 2003 COMPARED TO FISCAL 2002
NET SALES
Consolidated net sales for the nine months ended June 30, 2003 ("fiscal 2003") increased 6% to $137.8 million from $130.5 million for the same period in fiscal 2002. Consolidated net sales for the quarter ended June 30, 2003 ("third quarter") decreased 5% to $39.0 million from $41.0 million for the third quarter in fiscal 2002. For the first nine months of fiscal 2003, sales increased in each of the Company's business segments as compared to the same period in the prior year. The decline in sales for the most recent quarter as compared to the same period in the prior year was primarily attributable to the timing of sales of ESP products and services as the Company executed record ESP volume during the second quarter of the current year.

Sales in the Domestic APC segment increased 5% for the first nine months of fiscal 2003 but declined 11% for the third quarter compared to the same periods in fiscal 2002. Within this segment, the sales of fabric filter replacement parts and services declined 5% for the nine-month period and 3% for the most recent quarter as compared to the same periods in the prior year. The sales of electrostatic precipitator ("ESP") parts and services increased 28% for the first nine months of fiscal 2003 but decreased 36% for the most recent quarter as compared to the prior year. The Company's ESP business has continued to benefit from its favorable competitive position in dealing with operators of coal-fired boilers within the U.S. electric utility market. The sales decline for the third quarter is attributable to timing with respect to major project work. Export sales decreased 13% for the first nine-months of fiscal 2003 but increased 14% for the most recent quarter as compared to the same periods in the prior year. The year-to-date results were adversely impacted by decreased sales in Latin America. For the most recent quarter, higher sales in the Pacific Rim and Asia more than offset the decline in sales into Latin America.

Sales in the Company's Europe APC segment, when expressed in U.S. dollars ("USD"), increased by 11% for the first nine months of fiscal 2003 and 26% for the most recent quarter as compared to prior year results. However, sales of this segment actually declined by 8% for the first nine months of fiscal 2003 when reported in Euros. This decline reflects the slow-down in manufacturing activity in Europe as well as timing of major projects.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 7% for the first nine months of fiscal 2003 and were essentially unchanged for the most recent quarter when compared to the same periods in fiscal 2002. The increase in year to date sales was primarily attributable to incremental business in industrial products and non-consumer apparel for military garments.

GROSS MARGIN
Consolidated gross margin was 31.8% of sales for the first nine months of fiscal 2003 compared to 30.8% for the same period in the prior year. For the third quarter, consolidated gross margin was 32.8% of sales compared to 31.5% in the third quarter of the prior year. For the nine-month period, gross margins as a percentage of sales have improved in each of the Company's business segments. The improvements were attributable to a more favorable mix of business, lower manufacturing overheads and higher efficiency in plant utilization. In particular, the significant increase in ESP production was accomplished with only a modest increase in plant labor cost, contributing to the favorable gross margin comparisons. BHA Technologies' gross margins benefited from favorable product mix and increased plant throughput. The increased throughput resulted from higher shipments to third parties as well as increased shipments of ePTFE membrane to the Company's APC business segments.

OPERATING EXPENSES
Operating expenses were $31.5 million (22.9% of sales) for the first nine months of fiscal 2003 compared to $30.0 million (23.0% of sales) for the same period in fiscal 2002. For the third quarter of fiscal 2003, operating expenses were $10.1 million (25.9% of sales) compared to $9.9 million (24.1% of sales) for the same period in the prior year. The 5% increase in operating expenses for the first nine months of fiscal 2003 as compared to the same period in the prior year was the result of normal wage increases together with $0.6 million of additional depreciation expense related to the Company's ERP software implementation and a $0.2 million increase in insurance costs. Additionally, the weakening USD resulted in a $0.9 million increase in USD denominated expenses of the Europe APC business segment as compared to a $0.3 million increase when expressed in local currencies.

INTEREST EXPENSE
Interest expense is presented net of interest earned on short-term investments. Net interest expense was $0.4 million for the first nine months of fiscal 2003 compared to $0.5 million for the same period in the prior year. Average borrowings decreased from $24.0 million in the first nine months of fiscal 2002 to $20.2 million for the most recent nine-month period. Additionally, the average rate on the Company's borrowings decreased from 3.5% in fiscal 2002 to 3.2% in fiscal 2003. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $9.9 million for the first nine months of fiscal 2003 compared to $8.5 million for the same period in the prior year. For the third quarter of fiscal 2003, pre-tax earnings for this segment were $1.7 million compared to $2.4 million for the third quarter of fiscal 2002. For the first nine months, the improvement in pre-tax profitability reflects the higher sales volume and improved product mix. The decline in earnings for the most recent quarter is the result of the 11% decrease in sales.

The Europe APC segment reported pre-tax earnings of $0.1 million for the first nine months of fiscal 2003 compared to pre-tax earnings of $0.4 million for the same period in the prior year. In the most recent quarter, this business segment generated pre-tax earnings of $0.2 million which was consistent with earnings during the fiscal 2002 third quarter. The lower earnings for the first nine months of the current year is consistent with the 8% decline in sales volumes (when expressed in local currencies).

BHA Technologies' pre-tax earnings for the first nine months of fiscal 2003 were $1.9 million compared to $0.7 million for the same period in the prior year. For the third quarter of fiscal 2003, this business segment generated pre-tax earnings of $0.6 million compared to pre-tax earnings of $0.3 million for the same quarter in the prior year. The improvement in profitability reflects slightly higher sales to third party customers together with improved product mix. Additionally, BHA Technologies has benefited from increased shipments of ePTFE membrane to the Company's APC business segments.

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

INCOME TAXES
The consolidated effective income tax rate for the first nine months of fiscal 2003 was 33.0% compared to 33.5% for the same period in the prior year. The consolidated effective income tax rates for the three months ended June 30, 2003 and 2002 were 32.7% and 28.7%, respectively. The effective income tax rate recognized during the first nine months of fiscal 2003 is generally consistent with the 33.4% rate incurred for all of fiscal 2002.

NET EARNINGS
Net earnings for the first nine months of fiscal 2003 were $8.0 million ($1.23 per diluted share) compared to earnings (exclusive of the cumulative effect of the accounting change) of $6.4 million ($1.00 per diluted share) for the same period in fiscal 2002. Net earnings in the third quarter of fiscal 2003 were $1.8 million ($0.27 per diluted share) compared to earnings of $2.1 million ($0.32 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares increased by approximately 0.1 million shares to 6.6 million shares for the most recent quarter due to the impact of the Company's higher share prices on the number of common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital increased from $46.6 million at September 30, 2002 to $53.4 million at June 30, 2003. The current ratio at June 30, 2003 and September 30, 2002 was 3.4 and 2.8, respectively. The Company's cash increased from $13.8 million at September 30, 2002 to $19.1 million at June 30, 2003.

During the nine months ended June 30, 2003, the Company generated $10.8 million in cash from operating activities compared to $12.6 million in the first nine months of the prior year. Deposits received from customers in the fourth quarter of fiscal 2002 on projects executed during fiscal 2003 resulted in the decrease in operating cash flow reported for the nine-month periods.

Investing activities resulted in a net use of cash of $2.7 million and $4.3 million for the nine months ended June 30, 2003 and 2002, respectively. The investment in capital expenditures was $2.5 million for the first nine months of fiscal 2003 and $3.9 million for the first nine months of fiscal 2002. Fiscal 2002 investing activities also included $0.6 million related to the acquisition of certain assets of a fabric filter manufacturing company in Mexico.

During the first nine months of fiscal 2003, the Company used cash generated from operations to repurchase $1.8 million of the Company's common stock, pay dividends to shareholders of $0.7 million, reduce bank debt by $0.5 million, and to increase its cash balances by $5.3 million. During the first nine months of fiscal 2002, the Company's financing activities included the repayment of $4.6 million of bank debt and repurchases of the Company's common stock in the amount of $1.0 million.

At June 30, 2003, BHA had unused lines of credit of $19.3 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2006; $7.5 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $7.0 million with a maturity on April 30, 2006, and a capital lease related to an industrial revenue bond transaction for $6.2 million with annual sinking fund payments and a final maturity in 2018. The Company believes that cash flows from operations and the credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

The earnings performance for the first nine months of the current fiscal year have been driven by sales increases of both ESP replacement parts and service work for electric utility customers and ePTFE membranes to customers outside of air pollution control. The strength in these areas has been partially offset by the decline in the Company's worldwide fabric filter business. The weakness in fabric filter aftermarket sales is expected to continue and, based on historical trending, a profit recovery in this area will likely trail an overall improvement in manufacturing conditions by several months.

The Company believes it is well positioned to have long-term success in all of its businesses. Near-term quarterly results are expected to be heavily influenced by the timing of the receipt and execution of ESP rebuild orders and ePTFE membrane sales to customers in applications outside of air pollution control. One of the Company's goals is to deliver consistent annual earnings growth over time. The Company expects, however, that quarterly earnings will continue to vary based on the timing of larger orders.

The results for the first nine months of the current year have positioned the Company to achieve its financial goals for the year. With respect to the upcoming quarter, the following is specific guidance being provided:

     o For the fourth quarter of fiscal 2003, the Company anticipates that consolidated net sales will be higher than the same period in the prior year by as much as 5%.

     o Earnings for the fourth quarter of fiscal 2003 are expected to be in the range of $.23 to $.28 per diluted share as compared to $.22 reported for the same period in the prior year.

     o If the Company meets the earnings targets included in the stated range, its full year fiscal 2003 earnings per diluted share will be a record in the range of $1.46 to $1.51.

BACKLOG
BHA's backlog was $59.1 million at June 30, 2003 compared to a backlog of $39.9 million at June 30, 2002 and $51.3 million at March 31, 2003. Approximately $14.0 million of the June 30, 2003 backlog is scheduled to ship after September 30, 2004.

FORWARD-LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions, and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. The Company cautions that the foregoing list of important factors is not exclusive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at June 30, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $190,000 annually.

EXCHANGE RATES
The Company views its equity investment in a foreign subsidiary as a long-term investment and does not hedge the translation exposures relative to such equity investments.

In addition to its equity investment, the Company from time-to-time has U.S. dollar denominated trade payables and advances due from its European affiliates. Such amounts are subject to translation exposure. At June 30, 2003, the amount of such unhedged exposures was approximately $1.0 million primarily related to its affiliates in the European Common Market.

FORWARD EXCHANGE CONTRACTS
BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At June 30, 2003, the notional amount of such forward exchange contracts was approximately $2.7 million and the market value of these contracts was $226,000 lower than face value.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes have been appropriately reserved for. Although there is not significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as electric utility, steel, textile, and foundry, which have been severely impacted by the current economic environment. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse effect on the Company's financial condition. However, if the current economic environment persists or deteriorates further, near term operating results could be adversely impacted by a further increase in bad debt expense.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Internal Controls are designed for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported, and that the Company's assets are safeguarded from improper use to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

Conclusions Regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that as of June 30, 2003, subject to the limitations noted above, the Company's disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(99.1) Certification of Chief Executive Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.

(99.2) Certification of Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.

(99.3) Certification of Chief Executive Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.

(99.4) Certification of Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:

On April 23, 2003, the Company filed a Form 8-K under Item 9 furnished pursuant to Item 12 which included a copy of its press release dated that same day in which the Company announced its earnings for the quarter and six-month period ended March 31, 2003. No other reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BHA GROUP HOLDINGS, INC.
                                       (Registrant)



       July 22, 2003              By:  /s/ James C. Shay
-----------------------------          -----------------------------------------
           Date                                (Signature)
                                       James C. Shay
                                       Senior Vice President, Finance and
                                       Administration, Principal Financial and
                                       Accounting Officer


                                  By:  /s/ James E. Lund
                                       -----------------------------------------
                                                (Signature)
                                       James E. Lund
                                       President and
                                       Chief Executive Officer

                            BHA GROUP HOLDINGS, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION

    (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.