Form 10-K
period 2003-09-30
BHA GROUP INC
filed 2003-11-12
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
   September 30, 2003                                          0-15045

                            BHA Group Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                      43-1416730
----------------------------------------         -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

       8800 East 63rd Street, Kansas City, Missouri                   64133
--------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (816) 356-8400
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

                    Yes     X                    No
                         -------                    ------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                    Yes     X                    No
                         -------                    ------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                          No   X
                         -------                    ------

As of October 31, 2003, the number of shares outstanding of the Registrant's Common Stock was 6,093,778 shares.

The aggregate market value of the voting stock held by non-affiliates* of the Registrant's Common Stock on March 31, 2003 was $62,058,000, computed by reference to the closing price of $22.00 as reported to Registrant at which such stock was quoted by the NASDAQ National Market on such date.

The Registrant's definitive proxy statement for the annual meeting of stockholders to be held on February 18, 2004 (which will be filed within 120 days after the end of the fiscal year covered by the Form 10-K) is incorporated to Part III, items 10, 11, 12 and 13, by reference.

*Excludes value of shares held by present officers, directors and principal stockholders of the Registrant. The determination of "affiliate" status for purposes of this Annual Report on Form 10-K shall not be deemed a determination as to whether a person is an affiliate of the Registrant for any other purpose.

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements are included in the "Factors Affecting Earnings and Stock Price" section, "Management's Discussion and Analysis" section, and may be included in other sections throughout the report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," "see," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions, and other factors. Certain of these factors are discussed throughout this report on Form 10-K. The Company cautions that the foregoing list of important factors is not exclusive.

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

During 1994, the Company established BHA Technologies as a Delaware corporation. This wholly-owned subsidiary was formed for the purpose of developing ePTFE membranes. BHA Technologies successfully developed its own ePTFE membrane, which it manufactures and markets for various applications both within and outside the Company's traditional air pollution control equipment markets. In the air pollution control market, the Company uses a thermal process to laminate ePTFE membrane to a fabric substrate, which is then converted into a replacement filter and marketed under the trade name BHA-TEX(R). The benefits of this product line to the customer include improved collection efficiency, increased throughput and lower operating costs. The ePTFE membranes are widely used outside of air pollution control applications. These applications include, but are not limited to, wet filtration, industrial, electrical insulation, medical and apparel. Some of the products and processes in these applications are currently under patent protection. In addition to supplying the Company's air pollution control business with ePTFE membranes for use on filter elements, BHA Technologies has also identified other market niches and product opportunities. Products currently being sold include membrane fabrics for use in high performance outerwear marketed under the eVENT(R) fabric brand name, high efficiency (HEPA) filter media used in household appliances and industrial applications, cleanroom garments, military outerwear, and other industrial products.

In November 1996, the Board of Directors of the Company (the "Board") approved certain changes to the Company's corporate structure. The Board determined that servicing the domestic APC customers of its corporate business through one company, instead of through various subsidiaries, would yield the greatest sales, marketing and operational efficiencies. To achieve this objective, three wholly-owned subsidiaries of the Company that were involved in various air pollution control businesses were merged into PrecipTech to form one company. On February 18, 1997, the shareholders of the Company approved an amendment to the Certificate of Incorporation of the Company to change PrecipTech's name to BHA Group, Inc. and the Company's name to BHA Group Holdings, Inc.

The Company has been doing business internationally since 1982 and has expanded its presence throughout the world as illustrated in the chart below:


Date Operations
---------------
Commenced                                       Company Name (1)                                                   Location
---------                                       ----------------                                                   --------
September 1982                                   BHA Group GmbH                                              Ahlen, Germany
August 1994                                       BHA Group AG                                      Muemliswil, Switzerland
March 1997                            BHA Environmental Technology Co. Ltd.                                 Shanghai, China
April 1997                            BHA Group International Pvt. Ltd. (2)                                     Pune, India
August 1997                                     BHA U.K. Limited                                 Birmingham, United Kingdom
November 1997                                  BHA Purfilter S.L.                                          Barcelona, Spain
March 1998                                     BHA Technologies AG                                  Muemliswil, Switzerland
August 1998                           BHA Group International Holdings B.V.                          Amsterdam, Netherlands
November 1998                                  BHA do Brazil Ltda.                                    Florianopolis, Brazil
December 1998                            BHA Group Philippines, Inc. (2)                                Manila, Philippines
June 1999                                     BHA Technologies K.K.                                            Tokyo, Japan
January 2002                            BHA Group de Mexico S.A. de C.V.                             Aguascalientes, Mexico

1) Each company is a wholly-owned subsidiary of BHA Group Holdings, Inc. or one of its subsidiaries.
2) The Company's presence in the Philippines originated in 1997 and in India in 1994 as Representative and Liaison offices, respectively.

INTERNATIONAL BUSINESSES

The Company sells products and services in several geographical areas. Operations of the domestic business are based in the United States (U.S.). The domestic business provides products and services to the U.S. markets and exports to Canada, Latin America, the Near East, the Pacific Rim and People's Republic of China ("China"). The European business operations manufacture and sell products and services in Europe, the Middle East and North Africa. The financial data for the Company's domestic and foreign businesses is disclosed in note 9 to the consolidated financial statements. Each of the entities identified below is 100% owned, either directly or indirectly, by the Company.

EUROPE
------
BHA GROUP GMBH
BHA Group GmbH ("GmbH"), formerly Filtra GmbH, is a German corporation that operates from Ahlen, Germany as an air pollution control replacement parts marketer, selling products throughout Europe, the Middle East and Northern Africa. Until September 1999, GmbH manufactured APC parts, however, such operations are now consolidated into the BHA Purfilter S.L. facility in Barcelona, Spain.

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

LATIN AMERICA
-------------
BHA DO BRAZIL LTDA.
BHA do Brazil Ltda. ("BHA Brazil") is a Brazilian corporation that warehouses and markets industrial air pollution control parts and services. BHA Brazil stores the air pollution control parts in Florianopolis, Brazil and sells them to customers in Brazil and surrounding countries.

BHA GROUP DE MEXICO S.A. DE C.V.
BHA Group de Mexico S.A. de C.V. ("BHA Mexico") is a Mexican corporation. BHA Mexico manufactures replacement filters for industrial air pollution equipment in Aguascalientes, Mexico. Products manufactured by BHA Mexico are sold to customers in Mexico or are transferred to BHA Group, Inc. and subsequently sold to the Company's customers in the U.S., Latin America, or elsewhere.

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

COMPETITION

Based upon Dun & Bradstreet reports and other publicly available financial information, the Company believes that it is a global leader in the APC equipment aftermarket. A number of regional offices have been established by the Company in Asia and Latin America. As a result of this movement into the international market, the Company is facing increased competition from competitors in those specific markets, as well as existing competitors from the U.S. and Europe. The competition consists of larger filter bag manufacturers that compete on a national basis and also small to mid-size manufacturers that operate on a local and regional basis. Generally, original equipment manufacturers in the U.S. have not effectively competed in the aftermarket for baghouses, but have been a significant factor in the aftermarket for electrostatic precipitators.

The decline in the manufacturing sector of the U.S. economy over the past three years has had a significant impact on the Company and its competitors in both the baghouse and ESP sectors of the APC market. As a result, certain of the Company's competitors have experienced deterioration of their operating results and financial condition. In some cases, excess capacity has resulted in declining prices, especially on larger parts orders. Although this competitive situation has had a modest adverse impact on the recent operating results of the Company's baghouse parts and services business, management believes that its long-term competitive position has been favorably impacted.

The domestic market for electrostatic precipitators has been growing in recent years due largely to the utility industry. Over the past three years, tight energy supplies, the general aging of ESP equipment, and concern over pollution regulations have led to a surge in rebuild work for ESPs. An ESP is the prevalent piece of air pollution control equipment on coal-fired boilers for the U.S. electrical utility industry. The electric utilities are attempting to reduce downtime and improve efficiency of their coal-fired generating capacity, especially as natural gas prices have increased, thus improving the profitability of coal plants. The Company believes that it is well positioned in this market and is benefiting from opportunities to work with these electric utility customers. Outside of the U.S., electrostatic precipitators are more prevalent than baghouses for use in air pollution control systems. The Company believes it has positioned itself for future growth in the international marketplace.

The market in which BHA Technologies competes is much less fragmented than the APC business. The primary competitors in the ePTFE membrane market include the industry leader, W. L. Gore and Associates, Inc., which developed the process for ePTFE in 1958. Other competitors include Tetratec Corporation, a subsidiary of Donaldson Corporation, and Nitto Denko Corporation. The Company's competitors are, or are part of, larger companies that have significant resources. Competition is based upon brand name, quality, innovation and pricing.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

General Business Conditions
---------------------------
The current business environment around the world is challenging. Planning has become more complex as the threats and uncertainties associated with current geopolitical and economic conditions must be considered. The Company is not immune from these significant external factors and a serious business downturn resulting from any of those factors would have a material adverse impact on its operating results.

The Company continues to monitor the global business environment very closely and its potential impact on BHA's business. While the current economic environment is generally improving, there is no assurance that a sustained recovery has been achieved. The potential for an ongoing sluggish economy continues to pose a threat to near term operating results. However, the Company believes it is well positioned in its markets to continue to generate positive earnings and consistent cash flows during such a period of slower business. The Company will use its free cash flows to invest in its business to strengthen its competitive position. The following briefly summarizes a few of the Company's key strategies and competitive advantages:

o The Company is a global leader in the APC replacement parts and service market and is looking to expand market share through its ability to deliver value to its customers.
o The Company has a stronger financial position than many of its competitors and will use its free cash flow to invest in its personnel, new products and technology. The Company will also consider investing in acquisitions, as management believes industry consolidation might occur if business conditions do not improve significantly.
o BHA Technologies has developed numerous applications for its ePTFE membrane, some of which have been patented. The Company has significant available production capacity and plans to continue product development and marketing efforts to expand this business.
o The diversity of the Company's business in terms of products (fabric filter applications, ESP applications and ePTFE applications), industries and geographic regions across the globe has proven to be an effective strategy during the recent economic downturn.
o The Company is working to expand these and other competitive advantages during this period of economic uncertainty.

The Company is focused on achieving consistent earnings growth and increasing returns to its shareholders. Its specific longer-term financial goals are as follows:

     o    Achieve compounded sales growth of 8% to 10% annually over time.
     o Improve operating margins as a percentage of sales across all business segments to 10% or greater over time.

     o Increase compounded earnings per diluted share at a 12% to 15% annual rate over time.
     o Increase return on average equity to 15% by fiscal 2005. Moving beyond fiscal 2005, the longer-term goal is a 20% return on average equity.

Although the Company has confidence in its strategies and business plans, there are a number of risk factors that could have a material adverse impact on the Company's ability to achieve its financial goals and as such, the Company cannot provide any assurance that their goals will be achieved. These factors are discussed in more detail below.

Domestic Air Pollution Control (APC) Segment
--------------------------------------------

U.S. Fabric Filter
The Company believes it is the leader in the supply of replacement parts and service to U.S. operators of fabric filter dust collectors. During the Company's fiscal year ended September 30, 2003 ("fiscal 2003"), its sales were $71 million in this market, representing a 4% decrease from the prior year and a 21% decrease from its peak sales for the year ending September 30, 2000 ("fiscal 2000"). The Company believes that it has expanded its market share during this period particularly in the fine filtration product line. Factors contributing to the market decline include lower plant utilization, customer efforts to reduce on-hand inventories, and delays in spending for major equipment upgrades and some U.S. production capacity moving off-shore. For its fiscal year ending September 30, 2004 ("fiscal 2004"), the Company plans to focus on further expanding its share in this market. Although the Company believes it will be successful in maintaining or expanding its market presence, a severe and protracted downturn in the U.S. economy would have a material adverse impact on the Company's near-term operating results due to the cyclical nature of many of the industries in which its customers operate. Such continued weakness in the U.S. market could result in a further decline in sales and gross margins due to competitive pressures in the marketplace.

U.S. Electrostatic Precipitator (ESP)
The results in this area were very strong in each of the past two fiscal years, as sales reached $52 million in fiscal 2003 and $39 million in fiscal 2002. In the three years prior to fiscal 2002, the Company's sales of ESP parts and services averaged $34 million. The electric utility industry represents the primary industry group serviced by this portion of the Company's business. The Company believes it is a leader in this market. ESP's are the primary air pollution control technology utilized on coal-fired boilers at electric utilities. The Company's internal project tracking system indicates that there continue to be good opportunities for large project work. The timing of such work is, however, expected to result in a decline in ESP sales during fiscal 2004. As of September 30, 2003, the Company's ESP backlog for work to be performed over the next 12 months is significantly lower than the comparable backlog at September 30, 2002. The Company's September 30, 2003 backlog for projects to be completed beyond the next 12 months, however, has increased as compared to the prior year.

Demand for the Company's products and services is influenced in part by the price of coal relative to natural gas and other alternatives. Demand is also influenced by regulatory pressures. It is possible that the Company's ESP business could be adversely affected by the financial instability impacting sectors of the electric utility industry. In addition, a substantial portion of the sales derived in this area is fixed price work on major field installations that carry their own sets of risks. Any substantial project cost overruns on fixed-price work would have a material adverse impact on the Company's short-term operating results.

U.S. Exports to Latin America and Asia
The Company exports fabric filter and ESP replacement parts and provides service to customers in Latin America and Asia. During fiscal 2003, sales in these regions were $16 million, down 11% from the prior year and 24% lower than the sales levels achieved in fiscal 2001. Although the Company does not have a substantial investment in property, plant and equipment in either of these regions, the uncertainty associated with world events holds additional risks for this portion of the business. Specifically, the economies of many of the countries BHA sells to in Latin America follow closely the U.S. economy. A severe and protracted downturn in the U.S. economy would negatively impact many of the countries the Company serves throughout Latin America. Political and economic turmoil has also had an adverse impact in some of the Company's key export markets within Latin America, including Venezuela and Argentina. With respect to Asia, the primary concerns relate to a decline in business that could occur if tensions and conflict in the region escalate. In the event that business conditions remain weak in Latin America or Asia for an extended period of time, the large project portion of exports to these markets will be slow to recover which will negatively impact earnings growth.

Europe APC Segment
------------------

The operating results of the Company's Europe APC Segment have stabilized over the past three years after incurring substantial losses in fiscal 2000. Sales for this segment were $27 million in fiscal 2003. Moving into fiscal 2004, a potential risk in this market segment relates to ongoing weakness in the general market conditions in Europe as part of an overall deterioration of the economy and a strong European currency. Approximately 21% of Europe's fiscal 2003 sales relate to project work, primarily in the ESP market. A substantial portion of this work is for customers in Eastern Europe, North Africa and the Middle East and could be negatively impacted by world events. Any one or a combination of the above noted factors could have a material adverse impact on the Company's operating results.

BHA Technologies Segment
------------------------

Through BHA Technologies, the Company has established a business to supply ePTFE membrane products for use in applications outside of air pollution control, as well as for use in its APC product lines. BHA Technologies improved its operating results dramatically over the past two years, generating pre-tax earnings of $2.9 million in fiscal 2003 and $1.0 million in fiscal 2002 compared to a pre-tax loss of $0.2 million in fiscal 2001. In fiscal 2003, sales by BHA Technologies to non-affiliates were $15.4 million as compared to sales to non-affiliates of $12.3 million in fiscal 2002 and $10.8 million in fiscal 2001. The Company is focused on establishing BHA Technologies as a business segment that produces high technology products and generates long-term growth for the Company.

Approximately 66% of the sales to non-affiliates generated by BHA Technologies during fiscal 2003 were to three customers. This factor, combined with a competitive environment that has resulted in pressure on gross margins related to the sale of inter-company and third party APC roll goods, create risks relative to the ongoing profitability of this business segment.

Success in this segment beyond fiscal 2004 will require the establishment of several new sales channels and the expansion of sales through relationships that have been established over the past several years. The Company expects to achieve this goal and generate incremental earnings for this segment in fiscal 2004. Because the BHA Technologies segment relies heavily on sales to a limited number of customers, there can be no assurance that it will reach its sales and profitability targets.

The Company believes that its core competency with respect to third party sales for ePTFE membrane products outside of air pollution control will be in the areas of working with new customers on product development, supply chains, management and quality manufacturing. BHA Technologies typically sells a component that customers will incorporate into finished products that will be sold to third parties. BHA Technologies' future success in this regard will be tied in part to its customers' success in delivering product through their supply chains. The nature of this business will be to work with fewer customers on larger supply agreements. The Company's future success in this segment will also be dependent upon its ability to continue to develop, establish and maintain its existing and targeted new supply arrangements. Failure to execute this strategy or the termination of a major supply contract could have a material adverse impact on the Company's operating results.

Accounts Receivable and Credit Risk
-----------------------------------

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

Impact of Risk Factors on the Company's Outlook
-----------------------------------------------

The Company believes that its expectations for the first quarter of fiscal 2004 included in the "Outlook" section of "Management's Discussion and Analysis" of this Annual Report on Form 10-K are reasonable, but the Company cannot provide assurance that such expectations will be reached. Achievement of those targets is subject to certain risks and uncertainties including the above noted risk factors and other risks described elsewhere in this report. Any of such risks could cause the Company to fall short of its financial targets.

In such event, the Company may re-evaluate its longer-term strategies with respect to certain product and market opportunities. In these instances, it may be necessary to reduce expenses and take other steps to eliminate costs of these areas to make them profitable. These actions could result in restructuring expenses that would impact future results.

PRODUCTS AND SERVICES

The Company believes it has the broadest product line in the air pollution control equipment aftermarket. This, combined with its proprietary telemarketing system and database of customer equipment specifications, enables it to respond promptly to customer requests, thus providing it with a competitive advantage.

The Company manufactures and sells a wide variety of filter bags, replacement parts and accessories for the industrial air pollution control equipment aftermarket. Filter bags are manufactured by the Company from fabric purchased in bulk from fabric manufacturers. The Company manufactures industry standard bags, as well as bags for customer specific applications. Most filter bags are produced from fiberglass, polyester, aramid, acrylic, and polypropylene fabrics. Certain applications require higher efficiency filtration, which provides a market for filters that have ePTFE membrane applied to the fabric and other more specialized materials. The Company's wholly-owned subsidiary, BHA Technologies, manufactures the ePTFE membrane (BHA-TEX(R)) used on its filter bags and elements. The Company is the only filter bag supplier that exclusively manufactures all of the ePTFE membrane bags that it sells using its own membrane (see "Business"). Management believes that this provides it a competitive advantage as it is able to control availability, raw material costs, quality and product development. Baghouse replacement parts include support cages for the filter bags, clamps, spring tensioning systems, continuous particulate monitoring systems and gaskets. Electrostatic precipitator replacement parts include collecting plates, wires, discharge electrodes, transformer/rectifiers, rappers and electronic controls.

In addition to standard replacement parts, the Company continues to introduce new products and accessories that enhance the performance of a dust collection system. These new products include continued enhancements to the Company's electrical products for both baghouses and precipitators and the continuous introduction of specialized pleated media filter elements. The Company believes it is also uniquely positioned for potentially significant revenues from conversions of precipitators to baghouses or cartridge collectors. Additionally, the Company has an exclusive license from the Environmental Protection Agency ("EPA") for use of a patented process using electrostatic fabric filters. This Max-9(TM) technology has recently been introduced to the market and is expected to dramatically improve filtration efficiency. With expertise in each type of air pollution control equipment, BHA can work with its customers to maximize the efficiency of their air pollution control to meet regulatory standards or to increase plant operating efficiencies.

Product profitability varies considerably over different product groups, with standard products typically providing a lower profit margin than replacement parts and accessories.

The Company's business also includes the maintenance, conversion and rebuilding of industrial air pollution control equipment through a network of independent contractors and its own technical personnel. A comprehensive safety program enables both the Company and customer to control costs from a risk management perspective. Conversion and rebuilding services involve retrofitting a partial or entire baghouse or electrostatic precipitator to restore it to original operating parameters or improve overall performance. BHA is capable of supplying a variety of other services specifically tailored to its customers' requirements, including preventive maintenance, system/equipment analysis, inspections, supervision of customer personnel and training. Information gathered during preventive maintenance, analysis and inspections is stored in the Company's database for future reference, and thus is a valuable source of important customer information. In addition, knowledge gained in solving one customer's problems is stored in the Company's database and made available on-line to the Company's salespeople to enable them to respond promptly to similar problems encountered by other customers. BHA believes it is one of the world leaders in providing these services.

BHA Technologies provides BHA-TEX fabrics to BHA Group and to other air pollution control companies for use in fabric filter bags and pleated media filter elements. Additionally, BHA Technologies has developed numerous other applications for its ePTFE membrane. These include outerwear and footwear for consumers, as well as for military and industrial users. Other product applications include High Efficiency Particulate Air filtration (HEPA) rated vacuum cleaner filters, clean room apparel, and other specialty industrial applications.

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

The Company established its APC business with a strategy of marketing and selling directly to the end user of the product. By contrast, BHA Technologies does not typically sell to the end user of the product. Strategic alliances have been formed with major companies in several markets. Under these relationships, BHA Technologies is the exclusive supplier of ePTFE membrane goods to its partners. These partners incorporate the membrane into their products which are then sold to a third party. The Company's strategic alliance partners include Mitsui & Co. Ltd. for consumer apparel and Tiong Liong Industrial Co. Ltd. for footwear. Strategic alliance partners for military and industrial apparel and other industrial products include Brookwood Companies, Inc. and Stedfast, Inc.

SALES AND MARKETING

One of the Company's principal competitive advantages in the APC market is its proprietary telesales system, the core of which is a computer database containing detailed information on over 147,000 pieces of pollution control equipment (baghouses and electrostatic precipitators) at over 71,000 accounts. Because of the large number of different original equipment manufacturers and varying maintenance procedures, many pieces of customer equipment have unique features. Included in the Company's database is information on the location of the equipment; a phone contact for the individuals responsible for maintaining the equipment; the type of equipment (by manufacturer, design and unique attributes); date of installation; fabric type, size and design of filter bags used; when the bags were last serviced; additional accessories that were installed; application and temperature requirements; as well as other detailed pieces of useful information about the equipment and the customer. This information has been gathered since the Company was established in 1975, and is continually updated following customer calls, site inspections and maintenance jobs.

The ongoing development of the customer database is an important part of the Company's sales strategy. In recent years, a substantial portion of the growth in the customer database relates to the international marketplace and segments of the U.S. market where the Company's fine filtration products have application.

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

The Company supplements its telesales efforts with customer training seminars, web enabled teleconferences, equipment inspections, and on-site sales presentations.

GOVERNMENT REGULATION AND INITIATIVES

The Company is not subject to direct environmental protection regulation with respect to the manufacture or sale of its products other than regulations applicable to manufacturers generally. The Company's customers are required to meet national primary and secondary ambient air quality standards for specific pollutants, including particulate matter, which have been promulgated under the Clean Air Act, as amended (the "Act"). Title V, the cornerstone of the Act, establishes a national operating permit program. Title V requires appropriate and sufficient record keeping, monitoring and reporting requirements to assure compliance with the standards established by the permitting authorities. Also included in the Act is the Maximum Achievable Control Technology ("MACT") program. Under MACT, the EPA develops hazardous air pollutant emissions limitations for various categories of pollutants that sharply reduce allowable emissions. The states have primary responsibility for implementing these standards, and in some cases, have adopted standards which are more stringent than those adopted by the EPA under the Act. Revisions to the Act have expanded the type of emissions monitored and provided the regulatory agencies more authority to enforce permits and issue fines. These regulations will impact producers of cement, aluminum, chemicals, steel and other industries. The Company anticipates that efforts by industry to comply with MACT standards may increase demand for the Company's fine filtration and emissions monitoring products.

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

The Company also manufactures and sells its products in Europe, Latin America, Canada, the Near East, the Pacific Rim and China. The Company's domestic and international customers are required to operate in compliance with certain standards established and promulgated by their respective permitting authorities.

BACKLOG

On September 30, 2003, the Company's backlog of orders was $60.4 million compared to $57.8 million at September 30, 2002. Approximately $44.0 million (73%) of the backlog at September 30, 2003 is expected to ship within the next 12 months. At September 30, 2002, approximately $55.0 million (95%) of the backlog was scheduled for shipment during fiscal 2003. The decline in backlog scheduled to ship within the next 12 months primarily relates to ESP parts and services sold in the U.S.

Although the total backlog is higher at September 30, 2003 than it was one year earlier, the backlog of parts and services scheduled to ship during the next 12 months, and especially in the first quarter of the fiscal year, has declined as compared to September 30, 2002. See the "Outlook" section of "Management's Discussion and Analysis."

EMPLOYEES

As of September 30, 2003, the Company employed approximately 980 persons. None of the Company's U.S. employees are covered by collective bargaining arrangements. The Company restricts access to its database and customarily requires its employees having access to proprietary systems and information to execute confidentiality agreements and covenants not to compete. The Company believes that its relations with its employees are good.

PATENTS, TRADEMARKS, COPYRIGHTS, AND PROPRIETARY INFORMATION

The Company owns patents, trademarks, copyrights, and proprietary information and has pending applications for patents and trademarks for parts, accessories, and electrical controls for industrial air pollution control equipment and non-air pollution control markets. The Company considers such patents, trademarks, copyrights, and proprietary information and applications for patents and trademarks to be important. The business of the Company, however, is not dependent on such patents, trademarks, copyrights, and proprietary information. Patents owned by the Company expire at various dates from 2004 through 2016.

WEB SITE ACCESS TO THE COMPANY'S REPORTS AND OTHER INVESTOR INFORMATION

The Company's Internet web site address is www.bha.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through a link on the Corporate Information section of our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company's Code of Conduct and Code of Ethics for Individuals with Accounting & Financial Reporting Responsibility are posted in the Corporate Information (Investor Information) section of the Company's web site. Any amendments to or waivers of such Codes required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company's web site.

ITEM 2 - PROPERTIES

CORPORATE HEADQUARTERS
The Company owns the facility in Kansas City, Missouri which serves as its Corporate Headquarters (approximately 66,000 square feet).

The table below provides certain information with respect to the domestic and foreign properties owned and leased by the company.


Location                                               Use                       Owned/Leased            Square Feet
--------                                               ---                       ------------            -----------
Kansas City, Missouri                         Corporate Headquarters                Owned                    66,000
Lee's Summit, Missouri (6)                     Production/Warehouse                 Leased                   37,500
Slater, Missouri (1)                                Production                      Owned                   150,000
Slater, Missouri (6)                                Production                    Owned (7)                  30,500
Slater, Missouri (1)                                Warehouse                     Owned (7)                  10,000
Slater, Missouri (2)                            Leased to Supplier                  Owned                    54,000
Salisbury, Missouri (1)                             Production                      Owned                    20,000
Salisbury, Missouri (1)                             Production                      Owned                    65,000
Folkston, Georgia (3)                               Production                      Owned                   105,000
Newport News, Virginia (4)                          Production                      Leased                   21,000
Germany (5)                                      Office/Warehouse                   Owned                    30,000
Switzerland (1)                                 Office/Production                   Leased                   35,000
Philippines (5)                                    Office Space                     Leased                    1,000
China (5)                                    Office/Product Assembly                Leased                   17,000
India (5)                                          Office Space                     Leased                    3,000
Mexico (1)                                      Office/Production                   Leased                   25,000
Brazil (5)                                       Office/Warehouse                   Leased                    5,100
Spain (1)                                       Office/Production                   Leased                   26,300
Japan (5)                                          Office Space                     Leased                    1,000


1) Operations include the manufacture of traditional and pleated filter elements, spot welding of metal cages, and warehouse and assembly operations.
2)    Leased to a raw material supplier of the Company.
3) Operations include the manufacture of parts and accessories for electrostatic precipitators.
4) Operations include the manufacture and assembly of computer based voltage control systems for electrostatic precipitators.
5) Warehouse and office space for sales and service support in certain international markets.
6) Operations include the manufacture of ePTFE membranes. The Lee's Summit facility is subject to a capital lease related to an industrial revenue bond obligation. The Slater facility is owned by the Company.
7) The Company owns the building and improvements and leases the land at a nominal cost pursuant to a long-term ground lease.

The facilities and office space owned and leased by the Company are considered adequate for its present needs and, with modest ongoing capital expenditures, are suitable for any foreseeable expansion.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in no legal proceedings other than routine litigation incidental to the Company's business and cases for which the Company believes that it has adequate insurance.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year ended September 30, 2003 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
-------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market ("NASDAQ") under the symbol "BHAG".

The high and low sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years is included in this Form 10-K in Part II Item 8, Financial Statement, and Supplementary Data as Note 10, Quarterly Financial Data (Unaudited) ("Note 10"), and is incorporated by reference in partial response to this Item 5. The prices set forth in Note 10 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NASDAQ on October 31, 2003 was $23.40.

HOLDERS
As of October 31, 2003, there were 8,931,411 shares of the Company's common stock issued and 2,837,633 shares in treasury. At October 31, 2003, the Company had 6,093,778 shares of the Company's common stock outstanding that were owned by approximately 2,500 beneficial owners.

DIVIDENDS
During fiscal 2003, a dividend of $0.12 per share was declared and paid in January. During fiscal 2002, the Company declared and paid a dividend of $.03 per share for the first quarter of its fiscal year. In January 2002, the Company determined to pay dividends annually rather than quarterly in order to streamline the dividend payment process and lower administrative expenses. The first such annual dividend was paid during fiscal 2003. During the year ended September 30, 2001, the Company declared and paid quarterly dividends aggregating $.12 per share to shareholders for the year.

Future determinations concerning whether to declare and pay dividends, and, if so, how much to so pay will be made at the discretion of the Board of Directors. Such decision will be based upon the Company's earnings, its capital requirements, its financial condition, restrictions placed against payment of dividends under any financing agreements and such other factors as the Board of Directors, at its discretion, may from time to time deem relevant. The Company cannot provide assurance that it will declare and pay dividends and, if so, the amount to be paid.

TREASURY STOCK
The Company has periodically repurchased shares of BHA Common Stock since an initial stock repurchase plan was authorized by the Board of Directors in 1994. In the aggregate, the Company has repurchased 2,644,011 shares out of a total of 4,000,000 shares authorized by the Board of Directors. During fiscal 2003, 95,322 shares were repurchased at an average price of $19.53. During the three fiscal years ending September 30, 2003, the Company repurchased a total of 648,967 shares at an average price of $14.63.

EQUITY COMPENSATION PLAN INFORMATION
The Company has an incentive stock plan for key employees, officers, and directors, which was approved by the Company's shareholders on February 19, 2002. All equity compensation provided by the Company has been issued in accordance with this plan. The following table sets forth information with respect to the Company's incentive stock plan as of September 30, 2003.


                                                                                               NO. OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                  NO. OF SECURITIES TO BE     WEIGHTED AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                RIGHTS               REFLECTED IN COLUMN (A))
      PLAN CATEGORY                        (A)                           (B)                          (C)
Equity compensation plans
approved by security holders
                                           1,176,418                $   13.06                       350,377

Equity compensation plans not
approved by security holders
                                                 N/A                       N/A                          N/A
                                  ------------------                ----------              ---------------

     Total                                 1,176,418                $   13.06                       350,377
                                  ==================                =========               ===============

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the table below have been derived from the consolidated financial statements of the Company and related notes thereto. The selected income statement data for the years ended September 30, 2001, 2002, and 2003, and the selected balance sheet data as of September 30, 2002 and 2003, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by KPMG LLP, independent auditors and which are included in Item 8 in this Form 10-K. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the related notes and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K.



                                                                         Years Ended September 30,
                                                          2003         2002         2001         2000       1999(a)
                                                          ----         ----         ----         ----       -------
                                                                   (In Thousands, Except per Share Data)
Selected Income Statement Data
   Net Sales                                            $181,529      $165,606    $ 174,923    $164,550    $159,047
   Gross Margin                                           58,107        52,282       52,688      49,351      41,940
   Operating Expenses                                     42,662        39,944       40,173      37,894      38,297
   Interest Expense, Net                                     419           571        1,614       1,951       1,984
   Earnings Before Income Taxes and the
        Cumulative Effect of Accounting Change            15,026        11,767       10,901       9,506       1,659
   Income Before Cumulative Effect of Accounting
        Change                                             9,951         7,842        7,223       6,016       1,084
   Cumulative Effect of Accounting Change, Net of
        Income Tax (b)                                        --        (1,215)          --          --          --
   Net Earnings                                         $  9,951      $  6,627    $   7,223    $  6,016    $  1,084
   Earnings per Common Share
        Basic
             Income Before Cumulative Effect of
                  Accounting Change                     $   1.63      $   1.28    $    1.17    $    .91    $    .15
             Net Income                                 $   1.63      $   1.09    $    1.17    $    .91    $    .15
        Diluted
             Income Before Cumulative Effect of
                  Accounting Change                     $   1.53      $   1.23    $    1.11    $    .90    $    .15
             Net Income                                 $   1.53      $   1.04    $    1.11    $    .90    $    .15
   Weighted Average Shares Outstanding--Basic              6,106         6,106        6,199       6,601       7,028
   Weighted Average Shares Outstanding--Diluted            6,506         6,399        6,482       6,672       7,134

Selected Balance Sheet Data
   Working Capital                                      $ 50,269      $ 46,556    $  45,236    $ 42,275    $ 43,285
   Total Assets                                          116,688       113,461      111,162     112,232     108,148
   Current Portion of Long-Term Debt and Capital Lease
     Obligations                                           2,494         2,479        2,499       2,669       2,922
   Long-Term Debt (Less Current Portion)                   6,508        11,687       17,769      17,638      20,345
   Capital Lease Obligations (Less Current Portion)        5,730         6,088        6,637       7,200       7,600
   Shareholders' Equity                                   75,436        67,441       61,134      59,807      58,892
   Cash Dividends Declared per Common Share             $    .12      $    .03    $     .12    $    .12    $    .12



(a) Operating expenses for the year ended September 30, 1999 include $2,167,000 of restructuring charges ($1,408,000 after taxes or $0.20 per share). Additionally, cost of goods sold for the year ended September 30, 1999 includes unusual charges of $4,200,000 ($2,730,000 after taxes or $0.38 per share).

(b) During fiscal 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Accounting for Goodwill and Other Intangible Assets." As a result, the Company recognized a charge of $1,200,000 to write-off the goodwill of its Europe segment. See Note 3 to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For purposes of this "Management's Discussion and Analysis" as well as the segment reporting information included in Note 9 to the Audited Financial Statements, the Domestic Air Pollution Control ("Domestic APC") segment represents all air pollution control business for which the products or services are sold or managed from the U.S. Generally, this includes revenues from sales to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. The Europe APC segment represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa, and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications sold worldwide, represents BHA's third business segment.

The following table summarizes the Company's revenues from third party sales by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.


                                                        FISCAL             FISCAL               FISCAL
                                                         2003               2002                 2001
                                                         ----               ----                 ----
Domestic APC Segment:
     U.S. Fabric Filter                               $  71,236          $  73,903           $  85,594
     U.S. Electrostatic Precipitator (ESP)               51,681             39,377              36,059
     Export Sales                                        15,814             17,822              20,768
                                                    ---------------    ----------------    -----------------
         Total Domestic APC Segment                     138,731            131,102             142,421
Europe APC Segment                                       27,414             22,217              21,693
BHA Technologies Segment                                 15,384             12,287              10,809
                                                    ---------------    ----------------    -----------------
Total Revenues                                         $181,529           $165,606            $174,923
                                                    ===============    ================    =================


FISCAL 2003 COMPARED TO FISCAL 2002

NET SALES
Consolidated net sales during the year ended September 30, 2003 ("fiscal 2003") were $181.5 million compared to $165.6 million during the year ended September 30, 2002 ("fiscal 2002"), an increase of 10%. Sales in the Domestic APC segment increased 6% from $131.1 million to $138.7 million. Sales in the Europe APC segment increased 23% from $22.2 million to $27.4 million, primarily due to the impact of the weaker dollar relative to the European currencies. The BHA Technologies business segment generated fiscal 2003 third party sales of $15.4 million compared to prior year sales of $12.3 million, a 25% increase.

Within the Domestic APC segment, fabric filter replacement parts and service sales to customers in the U.S. declined 4% to $71.2 million. The decline represented the third consecutive year of lower sales after peaking at $90.3 million in fiscal 2000. The continuing decline in these product lines was the result of the ongoing economic contraction in the industrial and manufacturing sectors of the U.S. economy and the decision by many customers to defer expenditures for capital improvements and increases in production capacity. The Company's domestic ESP sales increased 31% from $39.4 million to $51.7 million as this portion of the business has continued to benefit from the Company's favorable competitive position in dealing with operators of coal-fired boilers within the U.S. electric utility market. Export sales decreased 11% to $15.8 million as shipments into Latin America declined due to the worsening economy in several countries including Argentina and Venezuela in which the Company has historically generated significant sales. Such declines were partially offset by sales growth in the Pacific Rim.

Sales in the Company's Europe APC segment, when expressed in U.S. dollars ("USD"), increased 23% as compared to the prior year from $22.2 million to $27.4 million. However, sales of this segment only increased by 4% when reported in Euros. The sales growth was generated despite a sluggish economic environment as this business segment supplemented its day-to-day sales of replacement parts and services with an increase in projects for ESP rebuilds and ESP to fabric filter equipment conversions.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased 25% to $15.4 million. The increase was primarily attributable to incremental business in industrial products and non-consumer apparel for military garments.

GROSS MARGIN
Consolidated gross margin was 32.0% of sales in fiscal 2003 compared to 31.6% in fiscal 2002. For the fiscal year, gross margins as a percentage of sales have improved in Domestic APC and BHA Technologies' business segments. The improvements were attributable to a more favorable mix of business, lower manufacturing overheads and higher efficiency in plant utilization. In particular, the significant increase in ESP production was accomplished with only a modest increase in plant labor cost, contributing to the favorable gross margin comparisons. BHA Technologies' gross margins benefited from favorable product mix and increased plant throughput. The increased throughput resulted from higher shipments to third parties as well as increased shipments of ePTFE membrane to the Company's APC business segments. For the year, gross margin as a percentage of sales in the Europe APC segment declined due to a sales mix more heavily weighted towards large project work.

OPERATING EXPENSES
Operating expenses were $42.7 million (23.5% of sales) for fiscal 2003 compared to $39.9 million (24.1% of sales) in fiscal 2002. The 7% increase in operating expenses for the year as compared to prior year was the result of normal wage increases together with $1.0 million in additional expense relating to an increase in employee profit sharing and management bonuses corresponding to higher Company earnings. The increase also includes $0.4 million in higher Information Technology expense relating to depreciation of the Company's ERP software and a $0.3 million increase in insurance costs. Additionally, the weakening USD resulted in a $1.3 million increase in expenses of the Europe APC business segment (when expressed in USD) as compared to a $0.4 million increase when expressed in local currencies.

INTEREST EXPENSE
Interest expense for fiscal 2003 was $0.6 million compared to $0.7 million in fiscal 2002. The decline was the result of a decrease in average borrowings from $23.3 million to $20.1 million together with lower average interest rates which were approximately 3.7% annually in fiscal 2003 compared to 4.2% in fiscal 2002.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $11.6 million (8.4% of sales) in fiscal 2003 compared to $10.2 million (7.8% of sales) in fiscal 2002. The improved profitability is the result of the significant increase in sales of ESP parts and services. The increase in gross margin dollars generated by this sales group more than offset sales declines in the domestic fabric filter and international sales groups and the higher general and administrative costs attributable to this business segment.

The Europe APC segment generated pre-tax earnings of $0.5 million in both fiscal 2003 and in fiscal 2002. Although sales, as expressed in local currencies, increased by 4%, the average gross profit margin was lower as a result of changes in the sales mix. Operating expenses were generally unchanged from fiscal 2002 to 2003, when expressed in local currencies.

BHA Technologies generated pre-tax earnings of $2.9 million in fiscal 2003 compared to $1.0 million in fiscal 2002. The improved earnings reflect the increase in third party sales from $12.3 million to $15.4 million combined with an increase in shipments to the Company's APC business segments from $9.8 million to $13.2 million. Operating expenses increased by $0.3 million, however, operating expenses as a percentage of this segment's third party sales declined from 43.0% to 36.1%. BHA Technologies' pre-tax earnings were adversely impacted by $0.5 million in both fiscal 2003 and fiscal 2002 as a result of the write-down for impairment of certain equipment to its estimated net realizable value.

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

INCOME TAXES
The effective income tax rate was 33.8% in fiscal 2003 compared to 33.4% in fiscal 2002. The effective tax rate in each year was lower than the statutory rate due to credits for research and development, tax benefits on export sales and net operating loss carry-forwards utilized by certain foreign subsidiaries.

NET EARNINGS
Net earnings were $10.0 million ($1.53 per diluted share) in fiscal 2003 compared to $6.6 million ($1.04 per diluted share) in fiscal 2002. Exclusive of the cumulative effect of the accounting change, net earnings were $7.8 million ($1.23 per diluted share) in fiscal 2002. The improved earnings were the result of significant growth in sales of ESP parts and services together with higher sales and profitability of the Company's BHA Technologies segment. Weighted average common and common equivalent shares outstanding were 6.5 million shares in fiscal 2003 and 6.4 million shares in fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

NET SALES
Consolidated net sales during fiscal 2002 were $165.6 million compared to $174.9 million during the year ended September 30, 2001 ("fiscal 2001"), a decrease of 5%. Sales in the Domestic APC segment decreased 8% from $142.4 million to $131.1 million. Sales in the Europe

APC segment increased 2% from $21.7 million to $22.2 million. The BHA Technologies business segment generated fiscal 2002 third party sales of $12.3 million compared to prior year sales of $10.8 million, a 14% increase.

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

OPERATING EXPENSES
Operating expenses were $39.9 million (24.1% of sales) in fiscal 2002 compared to $40.2 million (23.0% of sales) in fiscal 2001. The Company reduced its personnel levels during fiscal 2002 sufficiently to offset modest increases in per person salaries and benefit costs. The declining sales levels resulted in an increase in expenses as a percentage of sales. The decline in spending also reflects in part, a decrease of $0.6 million in amortization of intangible assets due to the adoption of SFAS No. 142 during fiscal 2002 (see Note 2 to the Audited Financial Statements) together with lower self-insured health care expenses as a result of fewer large claims. These savings were offset, in part, by foreign exchange losses of $0.4 million in fiscal 2002 as compared to foreign exchange gains of $0.1 million in fiscal 2001 and the impact of higher insurance premiums reflecting the tightening market for liability and property loss policies.

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

OTHER
-----

The U.S. inflation rate grew at a moderate pace during fiscal 2003. BHA believes that its business is not affected by inflation except to the extent the economy in general is affected.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital was $50.3 million at September 30, 2003 compared to $46.6 million at September 30, 2002. The current ratio was 2.9 at September 30, 2003 compared to a current ratio of 2.8 at September 30, 2002. Cash provided by operating activities was $19.8 million in fiscal 2003 compared to $17.1 million in fiscal 2002. The cash flow provided by operating activities in fiscal 2003 reflects earnings of $10.0 million combined with depreciation and amortization of $5.8 million.

Investing activities have resulted in a net use of cash during each of the past three years. Capital expenditures were $3.1 million, $4.6 million, and $4.4 million in fiscal 2003, 2002 and 2001, respectively. Capital expenditures over the past three years have been used to improve information systems, expand capacity for ePTFE membrane, and develop new products and increased manufacturing capacity for BHA's APC products. In fiscal 2002, the Company invested $0.6 million to acquire certain assets of a fabric filter manufacturer in Mexico.

During fiscal 2003, the Company used $8.3 million for financing activities including $6.1 million to repay borrowings, $1.9 million to repurchase BHA common stock, and $0.7 million for the payment of cash dividends. During fiscal 2002, the Company used $7.3 million for financing activities including the repurchase of $1.0 million of BHA common stock and the repayment of $6.7 million of borrowings. In fiscal 2001, the Company used $7.4 million for financing activities including $6.6 million to repurchase BHA common stock, $0.7 million for the payment of cash dividends and $0.6 million for the repayment of borrowings.

Cash balances, including short-term investments increased from $13.8 million at September 30, 2002 to $18.8 million at September 30, 2003.

At September 30, 2003, BHA had unused lines of credit of $23.3 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2006; $6.9 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $7.0 million with a maturity on April 30, 2006; and a capital lease related to an industrial revenue bond transaction for $6.2 million with annual sinking fund payments and a final maturity in 2018.

The terms of certain contracts require that BHA issue standby letters of credit or bank guarantees to assure performance. Open standby letters of credit and bank guarantees totaled $2.9 million and $0.1 million at September 30, 2003 and 2002, respectively.

The domestic term loans and revolving credit facility include financial covenants regarding minimum net worth, minimum fixed charge coverage ratios, and maximum borrowing to EBITDA ratios. The Company was in compliance with all such covenants at September 30, 2003. With the exception of the capital lease transaction, no assets of the Company are pledged to secure any indebtedness. BHA Group Holdings, Inc. and its primary U. S. affiliates have guaranteed the European revolving credit facility. The company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The Company has obligations to make future payments under existing agreements as follows (amounts in thousands):


                                                                 PAYMENTS DUE BY FISCAL YEAR
                                         ----------------------------------------------------------------------------
                                                           2005-            2007-
                                            2004            2006             2008         THEREAFTER        TOTAL
                                            ----            ----             ----         ----------        -----
Long-Term Debt                             $2,024        $  6,508         $     --       $      --        $  8,532
Capital Lease Obligations                     470             925              905           4,440           6,740
Operating Lease Obligations                 1,218             900              591              79           2,788
Other Long-Term Obligations                    --              --               --              --              --
                                         -----------     -----------      -----------    -------------    -----------
Total Contractual Cash Obligations:        $3,712          $8,333           $1,496          $4,519         $18,060
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

CRITICAL ACCOUNTING POLICIES
The Company's critical accounting policies include the timing of revenue recognition on certain projects, inventory valuation, estimates related to collectibility of receivables and estimation of potential warranty claims.

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

OUTLOOK

The Company is focused on achieving consistent earnings growth and increasing returns to its shareholders. Its specific longer-term financial goals are as follows:

     o    Achieve compounded sales growth of 8% to 10% annually over time.
     o Improve operating margins as a percentage of sales across all business segments to 10% or greater over time.
     o Increase compounded earnings per diluted share at a 12% to 15% annual rate over time.
     o Increase return on average equity to 15% by fiscal 2004. Moving beyond fiscal 2004, the longer-term goal is a 20% return on average equity.

During the past three fiscal years, the Company's consolidated earnings per diluted share have increased at a 19% compounded rate. The overall financial condition of the Company has improved as the Company's bank borrowings, net of cash, have been reduced by $30 million during that same period. The Company's earnings growth has been the result of an increase in ESP parts and service work for electric utility customers in the U.S. and by success in BHA Technologies. These areas of the Company's business have provided strength to offset the overall weakness the Company has experienced in its worldwide fabric filter replacement parts and service business. Although its financial results have been mixed, the Company believes it has improved its market position and competitive advantage in all of its major business areas. The following are various factors for consideration as the Company moves into fiscal 2004:

     o Publicly available information provides an indication that the U.S. economy is starting to show signs of improvement. Based on historical trending, the Company continues to believe that improvement in its market for the sale of fabric filter replacement parts and services will likely trail an improvement in overall manufacturing conditions by as much as six months. The Company has not seen a significant improvement in business conditions and expects that competition will remain intense for at least the next several quarters. The Company believes that it has the best products, people and approach to service this market. These factors combined with a lower cost structure are expected to benefit the Company as business conditions improve.
     o During the past three years, the Company believes it has established itself as the premier supplier for ESP replacement parts, services and rebuilds in the U.S. The Company has also been successful in expanding this business in certain international markets. The Company's overall ESP replacement parts and service results were strong during fiscal 2003. The Company's system for tracking project work to be executed over the next few years provides an indication that this market will continue to provide good opportunity for BHA. However, based on current information, the Company believes that the total market for ESP rebuild work executed by customers during the fall 2003 and spring 2004 outage seasons will be less than the same periods in the prior year. The Company expects that this will create a difficult sales and earnings comparison for this portion of its business during the upcoming fiscal year including the first quarter. Preliminary information available to the Company provides an indication that business should again start to increase during the fall 2004 and spring 2005 outage seasons. This factor, combined with the Company's existing backlog of business scheduled for the next fiscal year, are early positive indicators of potential results for fiscal 2005.
     o The Company is pleased with its sales and earnings growth in the BHA Technologies segment. The Company believes this segment is well positioned for additional growth during fiscal 2004. Incremental third party revenues within this segment are likely to be structured under multi-year supply arrangements with new customers. The extent to which this segment will increase its sales and earnings will be dependent upon the timing of final product commercialization and order execution in its target markets.

The following is specific guidance being provided for the first quarter of fiscal 2004:

     o For the first quarter of fiscal 2003, the Company anticipates that consolidated net sales will decrease by 10% to 15% as compared to the same quarter in the prior year.
     o Earnings for the first quarter of fiscal 2004 are expected to be in the range of $.33 to $.38 per diluted share as compared to $.45 for the same period in the prior year.
     o The lower projected sales and earnings for the first quarter are due to the expected decline in ESP parts and service work for customers in the U.S., which is discussed elsewhere in this Annual Report on Form 10-K.

Due to the factors discussed above, visibility with respect to future results beyond 90 days remains a challenge. For more information, you should refer to "Factors Affecting Earnings and Share Price" and other information included in this Annual Report on Form 10-K. The Company cannot provide assurance that it will achieve the long-term goals or the short-term performance estimates that have been outlined above.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price." The Company cautions that the foregoing lists of important factors is not exclusive.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at September 30, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $150,000 annually.

EXCHANGE RATES AND FORWARD EXCHANGE CONTRACTS
The Company views its equity investments in its foreign subsidiaries as long-term commitments and does not hedge the translation exposures relative to such equity investments.

Certain of the Company's operations, primarily its international subsidiaries, make some of their purchases and sales in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables). At September 30, 2003, the amount of unhedged exposures was approximately $0.7 million.

The Company's U.S. affiliates have outstanding loans to its European subsidiaries which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of September 30, 2003 there were Euro 6.0 million (USD 7.0 million) of intercompany loans that were hedged using forward exchange contracts for the same amount.

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At September 30, 2003, the aggregate amount of such forward exchange contracts was approximately $6.2 million, and the market value of these contracts was $248,000 lower than their face value.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors of BHA Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BHA Group Holdings, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of BHA's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHA Group Holdings, Inc. and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in a change in the Company's method of accounting for goodwill and other intangible assets.

                                              /S/ KPMG LLP



October 31, 2003
Kansas City, Missouri

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                SEPTEMBER 30,
                                                                                           2003               2002
                                                                                           ----               ----
ASSETS

Current assets:

    Cash and cash equivalents                                                             $ 18,805           $ 13,778
    Accounts receivable, less allowance for doubtful
       receivables of $2,026 in 2003 and $1,619 in 2002                                     28,823             28,637
    Inventories (note 1)                                                                    23,480             24,241
    Income taxes receivable                                                                     --                287
    Prepaid expenses                                                                         1,342              1,998
    Deferred income taxes (note 7)                                                           3,804              3,179
                                                                                      --------------    ---------------
           TOTAL CURRENT ASSETS                                                             76,254             72,120
                                                                                      --------------    ---------------

Property, plant and equipment, at cost:
    Land and improvements                                                                    1,083              1,083
    Buildings and improvements                                                              18,587             18,467
    Machinery and equipment                                                                 43,905             42,090
    Office furniture, fixtures and equipment                                                 4,227              4,122
                                                                                      --------------    ---------------
                                                                                            67,802             65,762
    Less accumulated depreciation and amortization                                         (42,037)           (38,013)
                                                                                      --------------    ---------------
           NET PROPERTY, PLANT AND EQUIPMENT                                                25,765             27,749
                                                                                      --------------    ---------------

Cash deposits to secure performance bonds (note 8)                                           2,389                585
Property held under capital leases, net (note 1)                                             4,967              5,358
Intangible and other assets, less accumulated amortization (note 3)                          3,309              3,645
Excess of cost over net assets of businesses acquired (note 3)                               4,004              4,004
                                                                                      --------------    ---------------
                                                                                          $116,688           $113,461
                                                                                      ==============    ===============



See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               SEPTEMBER 30,
                                                                                          2003               2002
                                                                                          ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Current installments of long-term debt (note 5)                                     $  2,024          $  1,967
    Current lease obligations (note 6)                                                       470               512
    Accounts payable                                                                       8,393             9,516
    Accrued compensation and employee benefit costs                                        6,140             4,309
    Accrued expenses and other current liabilities                                         3,865             2,799
    Reserve for warranty and product service                                               2,663             2,888
    Customer deposits                                                                      1,085             3,573
    Income taxes payable                                                                   1,345                --
                                                                                      -------------    ---------------
           TOTAL CURRENT LIABILITIES                                                      25,985            25,564
                                                                                      -------------    ---------------

Deferred income taxes (note 7)                                                             2,588             1,940

Long-term debt, excluding current installments (note 5)                                    6,508            11,687
Long-term lease obligations, excluding current installments (note 6)                       5,730             6,088

Other long-term liabilities                                                                  441               741

Shareholders' equity:
    Common stock $.01 par value, authorized 20,000,000 shares:
          Issued 8,931,411 and 8,885,550 shares, respectively                                 89                89
    Additional paid-in capital                                                            63,627            63,169
    Retained earnings                                                                     50,578            41,360
    Accumulated other comprehensive income (loss)                                           (411)             (625)
    Less cost of 2,837,633 and 2,757,743 shares, respectively,
       of common stock in treasury                                                       (38,447)          (36,552)
                                                                                      -------------    ---------------
           TOTAL SHAREHOLDERS' EQUITY                                                     75,436            67,441
                                                                                      -------------    ---------------
Commitments and contingent liabilities (notes 6 and 8)                                  $116,688          $113,461
                                                                                      =============    ===============


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                              2003                 2002                 2001
                                                              ----                 ----                 ----

Net sales                                                 $   181,529          $   165,606          $   174,923
Cost of sales                                                 123,422              113,324              122,235
                                                        -----------------    -----------------    -----------------
    GROSS MARGIN                                               58,107               52,282               52,688
                                                        -----------------    -----------------    -----------------

Operating expenses:
    Selling and advertising expense                            21,493               20,714               20,807
    General and administrative expense                         21,169               19,230               19,366
                                                        -----------------    -----------------    -----------------
           TOTAL OPERATING EXPENSES                            42,662               39,944               40,173
                                                        -----------------    -----------------    -----------------

           OPERATING INCOME                                    15,445               12,338               12,515

Interest expense                                                 (552)                (732)              (1,753)
Other income, net                                                 133                  161                  139
                                                        -----------------    -----------------    -----------------

           EARNINGS BEFORE INCOME TAXES
                AND THE CUMULATIVE EFFECT OF
                ACCOUNTING CHANGE                              15,026               11,767               10,901
                                                        -----------------    -----------------    -----------------

Income taxes (benefits) (note 7):
    Current                                                     5,704                3,564                4,001
    Deferred                                                     (629)                 361                 (323)
                                                        -----------------    -----------------    -----------------
           TOTAL INCOME TAXES                                   5,075                3,925                3,678
                                                        -----------------    -----------------    -----------------

Income before cumulative effect of
    accounting change                                           9,951                7,842                7,223
Cumulative effect of accounting change,
    net of income tax benefit of $0 (note 3)                       --               (1,215)                  --
                                                        -----------------    -----------------    -----------------
           NET EARNINGS                                   $     9,951          $     6,627          $     7,223
                                                        =================    =================    =================

Earnings per common share
    Basic
       Income before cumulative effect of
           accounting change                              $      1.63          $      1.28          $      1.17
       Net income                                         $      1.63          $      1.09          $      1.17
    Diluted
       Income before cumulative effect of
           accounting change                              $      1.53          $      1.23          $      1.11
       Net income                                         $      1.53          $      1.04          $      1.11



See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                2003             2002              2001
                                                                ----             ----              ----
COMMON STOCK:
    Balance at beginning of year                              $        89       $       88       $        87
    Issuance of 45,861 shares of common stock in 2003,
       71,058 shares of common stock in 2002,
       and 61,597 shares in 2001                                       --                1                 1
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                             89               89                88
                                                            -------------    --------------    -------------
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                   63,169           62,536            61,854
    Excess over par value of common stock issued                      438              785               618
    Stock issued from treasury for stock option exercises            (278)            (299)             (194)
    Income tax benefit from stock option exercises                    298              147               258
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                         63,627           63,169            62,536
                                                            -------------    --------------    -------------
RETAINED EARNINGS:
    Balance at beginning of year                                   41,360           34,916            28,440
    Net earnings                                                    9,951            6,627             7,223
    Payment of cash dividends on common stock                        (733)            (183)             (747)
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                         50,578           41,360            34,916
                                                            -------------    --------------    -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                     (625)            (856)           (1,634)
    Equity adjustment from foreign currency
       translation and derivative instruments                         214              231               778
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                           (411)            (625)             (856)
                                                            -------------    --------------    -------------

TREASURY STOCK:
    Balance at beginning of year                                  (36,552)         (35,550)          (28,940)
    Acquisition of 95,322, 68,358, and 485,287 shares in
       2003, 2002, and 2001, respectively                          (1,862)          (1,043)           (6,590)
    Issuance of 15,432 shares in 2003, 17,032 shares in
       2002, and 15,422 shares in 2001 for stock option
           exercises, net                                             (33)              41               (20)
                                                            -------------    --------------    -------------
    BALANCE AT END OF YEAR                                        (38,447)         (36,552)          (35,550)
                                                            -------------    --------------    -------------
           TOTAL SHAREHOLDERS' EQUITY                         $    75,436       $   67,441       $    61,134
                                                            =============    ==============    =============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                               2003              2002             2001
                                                               ----              ----             ----
Net earnings                                                 $    9,951        $    6,627       $    7,223
Other comprehensive income:
    Foreign currency translation adjustments                        354               203              914
    Foreign exchange gains deferred on
       implementation of FAS 133                                     --                --              144
    Net change in foreign exchange gains (losses)
       deferred in accordance with FAS 133                        (140)                28             (280)
                                                           -------------     -------------    -------------
Comprehensive income                                         $   10,165        $    6,858       $    8,001
                                                           =============     =============    =============


See accompanying notes to consolidated financial statements.

                            BHA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        2003           2002            2001
                                                                        ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $ 9,951       $ 6,627         $ 7,223
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                                 5,783         5,509           5,846
           Cumulative effect of an accounting change                        --         1,215              --
           Provision for deferred income taxes                              23          (568)           (257)
           Issuance of common stock to directors, officers
               and employees recorded as compensation                       45            90              88
           Impairment of long-lived assets                                 475           550              --

    Changes in assets and liabilities:
           Accounts receivable                                           1,087         1,166           1,766
           Inventories                                                   1,504        (1,094)          3,512
           Prepaid expenses                                                741           189              64
           Income taxes                                                  1,662            92            (619)
           Accounts payable                                             (1,388)        1,276          (1,411)
           Accrued expenses and other current liabilities                  (82)        2,054             256
                                                                      ----------    -----------     -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        19,801        17,106          16,468
                                                                      ----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                          (3,074)       (4,603)         (4,439)
    Net assets of businesses acquired                                       --          (622)             --
    Cash deposits to secure bank guarantees                             (1,811)         (585)             --
    Change in other assets and liabilities                                (706)           72              15
                                                                      ----------    -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                            (5,591)       (5,738)         (4,424)
                                                                      ----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 393           696             531
    Payment of cash dividends on common stock                             (733)         (183)           (747)
    Purchase of treasury stock                                          (1,862)       (1,043)         (6,590)
    Stock option exercise - net payments                                   (13)         (111)             44
    Repayments of long-term obligations                                 (2,900)       (3,100)         (2,900)
    Borrowings (repayments) on lines of credit, net                     (3,178)       (3,551)          2,298
                                                                      ----------    -----------     -----------
       NET CASH USED IN FINANCING ACTIVITIES                            (8,293)       (7,292)         (7,364)
                                                                      ----------    -----------     -----------
Effect of exchange rate changes on cash                                   (890)          231             914
                                                                      ----------    -----------     -----------
    Net increase in cash and cash equivalents                            5,027         4,307           5,594
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          13,778         9,471           3,877
                                                                      ----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $18,805       $13,778         $ 9,471
                                                                      ==========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                           $   548       $   778         $ 1,764
    Income taxes                                                       $ 3,420       $ 4,401         $ 4,554



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

       The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 6% to 8%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (amounts in thousands):

                     2003                  2002                 2001
                     ----                  ----                 ----
Products         $   154,421              $137,394            $141,197
Services              27,108                28,212              33,726
               -----------------     -----------------     ----------------
     Total       $   181,529              $165,606            $174,923
               =================     =================     ================

       SHIPPING AND HANDLING
       The Company has recognized, in the accompanying financial statements, freight which has been paid by the Company and invoiced to the customer ("prepay and add freight") as revenue and cost of sales. During the years ended September 30, 2003, 2002 and 2001, prepay and add freight billed by the Company was $3.6 million, $3.4 million and $3.7 million, respectively.

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

       INVENTORIES
       BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Components of inventories at September 30, 2003 and 2002 were as follows (amounts in thousands):

                                       2003                2002
                                 -----------------    ----------------
           Raw materials           $   13,031            $  13,203
           Work-in-process              1,234                1,720
           Finished goods               9,215                9,318
                                 -----------------    ----------------
           TOTAL                   $   23,480            $  24,241
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

       PROPERTY HELD UNDER CAPITAL LEASES
       The Company's BHA Technologies' facility in Lee's Summit, Missouri is subject to a capital lease related to an industrial revenue bond obligation. The assets held under this lease at September 30, 2003 and 2002 were as follows (amounts in thousands):

                                                          2003         2002
                                                    ------------- ------------
         Land                                         $   300       $    300
         Building                                       4,714          4,714
         Equipment                                      1,830          1,830
         Less accumulated amortization                 (1,877)        (1,486)
                                                    ------------- ------------
         PROPERTY HELD UNDER CAPITAL LEASES, NET      $ 4,967       $  5,358
                                                   ============== ============

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

       WARRANTY AND PRODUCT SERVICE
       BHA provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (amounts in thousands):

                                                 2003           2002
                                           -------------   --------------
        Balance at beginning of period       $  2,888        $  2,867
        Provisions for warranty                 1,632           1,056
        Claims paid                            (1,708)         (1,035)
        Adjustments                              (149)             --
                                           -------------   --------------
        Balance at end of period             $  2,663        $  2,888
                                           =============   ==============

       FOREIGN CURRENCY TRANSLATION
       Financial statements of BHA's foreign subsidiaries are translated into U.S. dollars at current and average exchange rates. Translation gains and losses are included in other comprehensive income. Transaction gains and losses resulting from fluctuations in exchange rates between the functional currency (U.S. dollars) and the currency in which a foreign currency transaction is denominated are included in net earnings. Transaction gains (losses) included in the consolidated statements of earnings for 2003, 2002, and 2001 amounted to ($210,000), ($362,000), and
       $124,000, respectively.

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
       The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U. S. affiliates. In accordance with Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative

       Instruments and Hedging Activities," these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareowners' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at September 30, 2003 and 2002 was $6.2 million and $1.4 million, respectively, and the market value of these contracts was $248,000 and $108,000 lower than the face value at such dates. Approximately 70% of the deferred gains or losses under these contracts will be reclassified into net earnings within the next twelve months.

       COMPREHENSIVE INCOME
       Comprehensive income consists of net income, foreign currency translation adjustments, and changes in deferred gains and losses on foreign exchange contracts, and is presented in the Consolidated Statements of Comprehensive Income.

       TREASURY STOCK
       The Board of Directors of BHA has periodically approved the purchase of shares of the Company's common stock. The total shares authorized for purchase is 4,000,000 of which approximately 2,644,000 have been purchased. The purchases of common stock are recorded at cost on the date of purchase. Issuance of common stock from the treasury is recorded at the average cost of common stock held in the treasury.

       EARNINGS PER COMMON SHARE
       Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, that have an exercise price less than the average market price of the common shares, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. Stock options are described in Note 2. A reconciliation of the numerators and the denominators of the basic and diluted earnings per-share computations (in thousands except per share data) is as follows:

                                           2003                            2002                             2001
                              ---------------------------------  -------------------------------  ---------------------------------
                                 Net                                Net                             Net
                               Earnings     Shares   Per-Share   Earnings    Shares   Per-Share     Earnings     Shares   Per-Share
                              (Numerator)  (Denom.)    Amt.      Numerator)  (Denom.)    Amt.     (Numerator)    (Denom.)    Amt.
                              -----------   -------    ----      ----------  -------- ---------   -----------   --------- ---------
    Basic earnings per share:
    Earnings available to
    common shareholders          $9,951    6,106      $1.63        $6,627     6,106      $1.09       $7,223       6,199     $1.17

    Effect of dilutive
    securities--stock options      --        400                     --         293                    --           283

    Diluted earnings per
    share:  Earnings
    available to common
    shareholders and assumed
    conversion                   $9,951    6,506      $1.53        $6,627     6,399      $1.04       $7,223       6,482     $1.11
                              =================================  ==============================   =================================


       Options to purchase 7,000 shares of common stock at prices ranging from $21.71 to $24.85 per share were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. In 2002 and 2001, options to purchase 139,500 shares and 211,590 shares, respectively, were similarly excluded from the calculation.

       IMPAIRMENT OF LONG-LIVED ASSETS
       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company's BHA Technologies segment has certain equipment that has been taken out of service. The Company is pursuing efforts to sell these assets. Based upon discussions with equipment dealers and the original vendors of such equipment, the Company has recorded these assets at their estimated net realizable value which was $265,000 at September 30, 2003. The Company recognized $475,000 and $550,000 of expense during fiscal 2003 and 2002, respectively, to write such equipment down to its estimated net realizable value.

       STATEMENTS OF CASH FLOWS
       For purposes of the consolidated statements of cash flows, BHA considers overnight invested cash and investments in marketable securities, with maturities of three months or less to be cash equivalents.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair value of long-term obligations are estimated by discounting future cash flows using current market rates. The carrying amounts of long-term debt and lease obligations approximate fair value at September 30, 2003.

2.     INCENTIVE STOCK PLAN

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

       The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation (amounts in thousands, except per share data).


                                                                2003             2002            2001
                                                                ----             ----            ----
      Net earnings, as reported                                $ 9,951          $ 6,627         $ 7,223
      Deduct:  Total stock-based compensation expense
           determined under the fair value based method
           for all awards, net of related tax effects             (675)            (533)           (373)
                                                               -------          -------         -------
      Pro forma net earnings                                   $ 9,276          $ 6,094         $ 6,850
                                                               =======          =======         =======

      Earnings per share:
           Basic - as reported                                 $  1.63          $  1.09         $  1.17
           Basic - pro forma                                   $  1.52          $  1.00         $  1.11

           Diluted - as reported                               $  1.53          $  1.04         $  1.11
           Diluted - pro forma                                 $  1.43          $  0.95         $  1.06


       The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001 was $7.53, $7.23, and $5.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.60% for 2003, 0.74% for 2002, and 0.80% for 2001; weighted average risk-free interest rate of 3.94% for 2003, 3.88% for 2002, and 4.60% for 2001; expected volatility factor of 34.93%, 35.79%, and 34.74% for 2003, 2002, and 2001,
       respectively; and a weighted-average expected life of eight years.

       A summary of transactions in the incentive stock plan is as follows:


                                        2003                          2002                         2001
                                             WEIGHTED-                    WEIGHTED-                       WEIGHTED-
                                NUMBER        AVERAGE        NUMBER        AVERAGE          NUMBER         AVERAGE
                               OF SHARES  EXERCISE PRICE    OF SHARES   EXERCISE PRICE     OF SHARES   EXERCISE PRICE
                             ---------------------------  -----------------------------   ----------------------------
Outstanding at beginning of
year                           1,118,464        $12.08      1,112,013       $11.19         1,273,569        $11.06
  Granted                        167,250         17.12        154,000        16.53            31,500         13.12
  Expired                             --           --              --        --                   --           --
  Canceled                       (19,710)        14.12         (9,000)       11.20           (41,000)        12.25
  Exercised                      (89,586)         8.22       (138,549)       10.04          (152,056)        10.52
                             ------------------------------------------------------------------------------------------
Outstanding at end of
year                           1,176,418        $13.06      1,118,464       $12.08         1,112,013        $11.19
                             ---------------------------- -----------------------------  ------------------------------
Exercisable at end of year       438,214        $ 9.61        324,174       $ 8.14           456,673        $ 8.59
                             ============================ =============================  ==============================


                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE (A)
 -------------------------------------------------------------------------    --------------------------------------
                          NUMBER            WEIGHTED-         WEIGHTED-              NUMBER            WEIGHTED-
 RANGE OF EXERCISE     OUTSTANDING      AVG. CONTRACTUAL   AVG. EXERCISE          EXERCISABLE          AVERAGE
       PRICES           AT 9/30/03       LIFE IN YRS.           PRICE              AT 9/30/03        EXERCISE PRICE
 -------------------------------------------------------------------------    --------------------------------------
  $ 6.20 - $10.47         417,288            3.20           $  8.72                377,726           $   8.62
  $12.06 - $21.71         759,130            6.70           $ 15.45                 60,488           $  15.79
                     -----------------
                        1,176,418
                     =================


       The Company has issued certain options to employees which vest at the end of seven years, but which are subject to acceleerated vesting in the event that certain earnings per share or stock price targets are achieved. In the event the earnings per share or stock price targets are achieved, these options become immediately exercisable, subject to a four year pro-rata vesting schedule. As of September 30, 2003, vested options for 167,938 shares, having an average exercise price of $10.21, became exercisable as the result of the achievement of the EPS target of $1.25. The Company has outstanding options for an additional 414,580 shares with an average exercise price of $14.39 that have been outstanding for more than four years and will become exercisable upon the earlier of (a) the Company's common stock achieving an average share price of $25.00 or higher over approximately a 30 day period or
       (b) upon the seventh anniversary of the options' grant dates.

3.     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
       Statement of Financial Accounting Standard (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets" was issued in July 2001 and has been adopted by the Company effective October 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

       Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement required that the Company perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, using a fair value model. To accomplish this, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. Based upon a discounted cash flow analysis, the Company concluded that the carrying value of its Europe APC segment exceeded its fair value and as such the related goodwill was impaired. As a result, the Company recognized a charge of $1,215,000 during the quarter ending December 31, 2001, to write-off the goodwill of its Europe APC segment in its entirety. This write-off has been recognized as the cumulative effect of a change in accounting principle.

       The goodwill affected by this write-off related to two transactions, both of which were acquisitions of the common stock of the target companies. As such, there was no adjustment in the tax basis of the assets of such companies at the time of the acquisitions. Accordingly, no tax benefit was recorded as a result of the write-off of the related goodwill.

       The remaining acquired intangible assets and goodwill of the Company as of September 30, 2003 were as follows (amounts in thousands):


                                                                        GROSS                   ACCUMULATED
                                                                   CARRYING AMOUNT              AMORTIZATION
                                                               ------------------------      -------------------
      Amortized Intangible Assets:
             Non-compete agreements                                   $    786                  $     421
             Patent rights                                               2,026                      1,645
             Customer lists and other                                      175                         64
                                                               ------------------------      -------------------
      Total                                                           $  2,987                  $   2,130
                                                               ========================      ===================

      Unamortized Intangible Assets:
             Trademark and Product Rights                             $  1,282
                                                               ========================
      Goodwill                                                        $  4,004
                                                               ========================


       There were no changes in the carrying value of goodwill during fiscal 2003. All of the goodwill recorded on the balance sheet of the Company at September 30, 2003 relates to the Domestic APC segment.

       Amortization expense relative to acquired intangibles was $230,000 in fiscal 2003 and $239,000 in fiscal 2002. Amortization of purchased intangibles with estimatable useful lives for each of the next five years is estimated as follows: 2004 - $223,000, 2005 - $223,000, 2006 -
       $223,000, 2007 - $66,000, and 2008 - $60,000.

       The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill and other intangible assets which will no longer be amortized. Also excluded is the loss reported as a cumulative effect of an accounting change resulting from the implementation of SFAS No. 142. Amounts are in thousands except per share information:


                                                                     2003               2002               2001
                                                                     ----               ----               ----
   PRO FORMA INFORMATION

   Net income as reported                                         $  9,951           $  6,627           $  7,223
   Add back:
        Cumulative effect of accounting change                          --           $  1,215                 --
        Amortization of goodwill                                        --                 --                220
        Amortization of trademark and product rights                    --                 --                369
   Less tax effect of pro forma adjustments                             --                 --               (144)
                                                                ---------------    ---------------    ---------------
   Adjusted net income                                            $  9,951           $  7,842           $  7,668
                                                                ===============    ===============    ===============

   Diluted earnings per share:
        Net income as reported                                    $   1.53           $   1.04           $   1.11
        Cumulative effect of accounting change                          --                .19                 --
        Amortization of goodwill, trademark and
            product rights, net of tax                                  --                 --                .07
                                                                ---------------    ---------------    ---------------
   Adjusted net income                                            $   1.53           $   1.23           $   1.18
                                                                ===============    ===============    ===============

4.     ACQUISITION OF ASSETS

       In November 2001, the Company acquired certain assets including inventory, equipment, customer lists, and other intangible assets of a fabric filter manufacturer in Mexico. The purchase price consisted of a cash payment in the amount of $622,000 together with the assumption of liabilities of approximately $150,000.

       The pro forma effect of this transaction is not material to the Company.

5.     NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

       A summary of notes payable to banks and long-term debt at September 30, 2003 and 2002 are as follows (amounts in thousands):


                                                                                      2003           2002
                                                                                   -----------    ------------
       Unsecured domestic line of credit with variable interest rate                $     --      $      --
       Foreign line of credit with variable interest rate, secured by
            guarantees of U. S. affiliates                                             1,508          4,187
       Term loan payable to a domestic bank with variable interest rate                6,875          9,375
       Other notes payable                                                               149             92
       Less current installments                                                      (2,024)        (1,967)
                                                                                   -----------    ------------
       LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                               $  6,508        $11,687
                                                                                   ===========    ============


       BHA has a domestic unsecured committed bank line of credit of $18,000,000, including approximately $3,000,000 which can be borrowed in foreign currencies, for working capital purposes, letters of credit and other corporate matters. This line of credit bears interest at variable rates based on either the prime rate, LIBOR or EURIBOR and expires in April 2006. This facility is a revolving credit agreement on which BHA pays a 0.20% commitment fee on the unused portion. At September 30, 2003 and 2002, there were no borrowings under this revolving credit facility.

       BHA's German subsidiary maintains a foreign bank line of credit for borrowings in local currencies up to the U. S. equivalent of $7,000,000. This credit facility is guaranteed by BHA Group Holdings, Inc. and bears interest at variable rates based on Euribor. This facility is a revolving credit agreement on which the Company pays a 0.25% commitment fee on the unused portion. At September 30, 2003, borrowings under this revolving credit facility were Euro 1,301,000 (USD 1,508,000) at an average interest rate of 3.82%. At September 30, 2002, borrowings under this revolving credit facility were Euro 4,268,000 (USD 4,187,000) at an average interest rate of 5.26%.

       BHA's foreign subsidiary located in Switzerland maintains a line of credit with a foreign bank in the amount of CHF 600,000 (approximately USD 452,000 at September 30, 2003). As of September 30, 2003 and 2002, there were no borrowings outstanding under this line of credit.

       In September 1999, BHA entered into a $15 million unsecured term loan, the proceeds of which were used to repay existing long-term debt and provide for general corporate matters. This term loan has a variable interest rate based on LIBOR and matures in October 2006. The interest rate on the loan at September 30, 2003 was 1.97%. Quarterly principal payments are required in the amount of $625,000.

       At September 30, 2003, the Company had unused commitments under its bank facilities totaling approximately $23.3 million. The term loans and domestic bank line of credit require BHA, among other things, to maintain minimum levels of net worth, minimum fixed charge coverage, minimum current ratio, and maximum debt to cash flow ratio. BHA was in compliance with all covenants at September 30, 2003. Under the most restrictive of these covenants, at September 30, 2003, $22.3 million of retained earnings were available for cash dividends.

       Scheduled payments on long-term debt are as follows:


                       YEAR                 $ IN THOUSANDS
               ---------------------      --------------------
                       2004                   $   2,024
                       2005                       2,500
                       2006                       4,008
                    Thereafter                       --
                                          --------------------
                                              $   8,532
                                          ====================


6.     LEASES
       In December 1998, BHA Technologies, Inc., a wholly-owned subsidiary, entered into a capital lease in the form of a sale-leaseback transaction with the City of Lee's Summit, Missouri. In connection with this lease, the city issued tax-exempt Industrial Development Revenue Bonds ("Bonds") totaling $8,000,000 and placed the proceeds in a trust to fund future capital expenditures at the Lee's Summit manufacturing facility. BHA Technologies is obligated, through its lease, for the repayment of these bonds over the next 20 years. Annual lease payments of $400,000 commenced in December 1999. The interest rate on the tax-exempt Bonds is variable based on a weekly published index that is approximately 67% of LIBOR (1.20% as of September 30, 2003).

       The Company also enters into operating leases from time-to-time relative to its facilities, office equipment and manufacturing equipment.

       At September 30, 2003, future minimum lease payments for capital leases and for non-cancelable, long-term operating leases for the next five fiscal years were as follows (amounts in thousands):


                                                 MINIMUM LEASE PAYMENTS
                YEAR                     CAPITAL LEASES      OPERATING LEASES
                ----                     --------------      ----------------
                2004                          $    470            $  1,218
                2005                               465                 900
                2006                               460                 591
                2007                               455                  79
                2008                               450                  --
             Thereafter                          4,440                  --
                                              --------            --------
Total                                            6,740            $  2,788
                                                                  ========
Less imputed interest                              540
                                              --------
Present value of capital leases                  6,200
Less current portion                               470
                                              --------
Obligations under capital leases,
     less current portion                     $  5,730
                                              ========

       Total rental expense on non-cancelable, long-term operating leases amounted to approximately $1,601,000, $1,427,000, and $1,776,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

7.     INCOME TAXES

       The components of total income tax expense for the years ended September 30, 2003, 2002, and 2001 are as follows (amounts in thousands):


                                                        2003            2002             2001
                                                    -------------    ------------    --------------
Current income tax expense (benefit):
     Federal                                          $ 4,873          $ 3,030         $ 3,175
     Foreign                                              216              184             352
     State and local                                      615              350             474
Deferred income tax expense (benefit):
     Federal                                             (571)             325            (272)
     State                                                (58)              36             (51)
                                                    -------------    ------------    --------------
                                                      $ 5,075          $ 3,925         $ 3,678
                                                    =============    ============    ==============


       The effective tax rate differs from the expected tax rate for the respective years as follows:


                                                        2003             2002             2001
                                                    -------------    -------------    -------------

Expected income tax expense                             34.0%            34.0%             34.0%
State income taxes, net                                  2.4              2.4               2.6
Foreign subsidiaries                                    (0.6)            (1.8)             (2.0)
Research and experimentation credits                    (2.0)            (2.4)             (2.3)
Other, net                                               --               1.2               1.4
                                                    -------------    -------------    -------------
   EFFECTIVE INCOME TAX RATE                            33.8%            33.4%             33.7%
                                                    =============    =============    =============


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented as follows (amounts in thousands):


                                                                     2003                  2002
                                                                ----------------      ----------------
Deferred tax assets:
     Reserves and accruals not
        currently deductible                                        $ 2,790               $  2,526
     Foreign net operating loss carryforwards                         1,398                  1,358
     Inventories                                                        273                    183
     Other, net                                                         566                    594
                                                                ----------------      ----------------
     Total deferred tax assets                                        5,027                  4,661
     Less valuation allowance                                        (1,222)                (1,182)
                                                                ----------------      ----------------
     Net deferred tax assets                                          3,805                  3,479
                                                                ----------------      ----------------
Deferred tax liabilities:
     Intangible and other assets                                      1,124                  1,323
     Property, plant and equipment                                    1,373                    815
     Prepaid expenses                                                    64                     61
     Other, net                                                          28                     41
                                                                ----------------      ----------------
     Total deferred tax liabilities                                   2,589                  2,240
                                                                ----------------      ----------------
     DEFERRED TAX ASSETS, NET OF LIABILITIES                        $ 1,216               $  1,239
                                                                ================      ================


       At September 30, 2003 and 2002, deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows (amounts in thousands):

                                                                 2003                 2002
                                                           -----------------     ----------------
Current deferred income tax asset                              $  3,804              $  3,179
Non-current deferred income tax liability                         2,588                 1,940
                                                           -----------------     ----------------
DEFERRED TAX ASSETS AND LIABILITIES                            $  1,216              $  1,239
                                                           =================     ================


       The Company has provided a valuation allowance on certain foreign net operating loss carryforwards as its operations in these tax jurisdictions have not generated consistent profits in recent years, and accordingly, management cannot conclude that realization of these benefits is likely. The Company has not recorded a valuation allowance relating to other deferred tax assets, as taxable temporary differences are expected to be offset by deductible temporary differences and future taxable income.

       BHA has not provided deferred taxes on the cumulative undistributed earnings of its foreign subsidiaries, which approximated $2.5 million at September 30, 2003 and $1.8 million at September 30, 2002 as management considers these earnings to be permanently invested. Net earnings (losses) of these foreign subsidiaries were approximately $729,000, $682,000, and $980,000 for the years ended September 30, 2003, 2002, and 2001, respectively. During fiscal 2003, the Company utilized foreign net operating loss carry-forwards ("NOLs") which had the effect of reducing income tax expense by approximately $279,000, however, this benefit was offset by operating losses incurred in other foreign tax jurisdictions for which no tax benefits were recognized. During fiscal 2002 and 2001, the Company utilized foreign NOLs which had the effect of reducing income tax expense by approximately $230,000 and $53,000, respectively as compared to the expense that would have been incurred without the benefit of such foreign NOLs. As of September 30, 2003, foreign NOLs available for use in future periods total $4.1 million.

8.     COMMITMENTS AND CONTINGENT LIABILITIES

       EMPLOYEE BENEFIT PLANS
       BHA has a noncontributory Employee Stock Ownership Plan (ESOP) and a noncontributory Profit Sharing Plan. These plans include substantially all domestic employees. BHA, with approval of its Board of Directors, makes discretionary contributions to the ESOP and Profit Sharing Plans. Benefits become vested according to years of service. Contributions charged to operating expense were $1,817,000, $1,208,000, and $1,166,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

       BHA's eligible domestic employees participate in a voluntary 401(k) employee benefit plan (401(k) Plan). For 2003, the Company matched 150% of a participant's contribution subject to a maximum contribution of $900 per employee. BHA matching contributions become vested based on years of service. BHA made matching contributions of $483,000, $516,000, and $557,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

       LETTERS OF CREDIT AND BANK GUARANTEES
       The terms of certain contracts with customers require that BHA issue standby letters of credit or bank guarantees to assure performance. Open standby letters of credit and bank guarantees totaled $2.9 million and $0.1 million at September 30, 2003 and 2002, respectively. The Company has pledged cash deposits of $2.4 million to secure certain of the bank guarantees.

       LITIGATION
       In the normal course of business, BHA is party to certain actions arising out of various allegations of product liability. BHA has insurance coverage for substantially all such actions, subject to coverage limitations and deductibles for each claim. In the opinion of management, the amount of loss, if any, from the final outcome of these actions would not have a material adverse impact on the consolidated financial statements.

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

       Reportable segment data for the years ended September 30, 2003, 2002, and 2001 were as follows (amounts in thousands):


       NET SALES

                                         2003                  2002                   2001
                                   ------------------    ------------------     -----------------
Domestic APC                             $138,731              $131,102               $142,421
Europe APC                                 27,414                22,217                 21,693
BHA Technologies                           28,603                22,104                 23,230
Inter-Segment Eliminations                (13,219)               (9,817)               (12,421)
                                   ------------------    ----------------------------------------
TOTAL                                    $181,529              $165,606               $174,923
                                   ==================    ==================     =================


       INTEREST EXPENSE


                                         2003                  2002                   2001
                                   ------------------    ------------------     -----------------
Domestic APC                               $252                  $389                  $1,196
Europe APC                                  314                   328                     292
BHA Technologies                             81                   107                     265
Inter-Segment Eliminations                  (95)                  (92)                     --
                                   ------------------    ----------------------------------------
TOTAL                                      $552                  $732                  $1,753
                                   ==================    ==================     =================


 EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE


                                2003                   2002                  2001
                          ------------------     -----------------     -----------------
Domestic APC                    $11,634                $10,231               $10,363
Europe APC                          481                    514                   737
BHA Technologies                  2,911                  1,022                  (199)
                          ------------------     ---------------------------------------
TOTAL                           $15,026                $11,767               $10,901
                          ==================     =================     =================


       The aggregate amount of all corporate expenses is allocated to the three business segments based upon the judgment of management.

       ASSETS


                                2003                   2002                  2001
                          ------------------     -----------------     -----------------
Domestic APC                    $52,795              $  56,257             $  55,560
Europe APC                       18,309                 15,918                16,759
BHA Technologies                 17,737                 17,676                17,581
Corporate                        27,847                 23,610                21,262
                          ------------------     ---------------------------------------
TOTAL                          $116,688               $113,461              $111,162
                          ==================     =================     =================

       DEPRECIATION AND AMORTIZATION


                                2003                   2002                  2001
                          ------------------     -----------------     -----------------
Domestic APC                     $1,838                 $1,848                $2,765
Europe APC                          518                    605                   473
BHA Technologies                  1,097                  1,228                 1,166
Corporate                         2,330                  1,828                 1,442
                          ------------------     ---------------------------------------
TOTAL                            $5,783                 $5,509                $5,846
                          ==================     =================     =================


       CAPITAL EXPENDITURES


                                2003                   2002                  2001
                          ------------------     -----------------     -----------------
Domestic APC                     $1,036                $   457               $   421
Europe APC                          129                    267                   182
BHA Technologies                    528                    269                   992
Corporate                         1,381                  3,610                 2,844
                          ------------------     ---------------------------------------
TOTAL                            $3,074                 $4,603                $4,439
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


                                2003                   2002                  2001
                          ------------------     -----------------     -----------------
United States                  $132,677               $120,625              $127,948
All Other Countries              48,852                 44,981                46,975
                          ------------------     -----------------     -----------------
TOTAL                          $181,529               $165,606              $174,923
                          ==================     =================     =================


       LONG-LIVED ASSETS

       The following table presents all non-current tangible assets by country based on the location of the asset. No single country, other than the United States, comprised more than 10% of the Company's long-lived assets.

                                2003                   2002
                          ------------------     -----------------
United States                   $29,557                $30,497
All Other Countries               4,734                  4,472
                          ------------------     -----------------
TOTAL                           $34,291                $34,969
                          ==================     =================

10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data are as follows (amounts in thousands, except per share data):


                                                                        THREE MONTHS ENDED
                                                -------------------------------------------------------------------
                                                    DEC. 31         MARCH 31          JUNE 30         SEPT. 30
                                                --------------- ------------------ --------------- ----------------
2003
Net sales                                         $   50,065      $    48,744        $   38,984      $   43,736
Gross margin                                          15,226           15,793            12,798          14,290
Net earnings                                           2,874            3,348             1,760           1,969
Diluted earnings per share                        $     0.45      $      0.52        $     0.27      $     0.30

Common Stock Sales Price, High                    $    17.98      $     22.60        $    24.46      $    26.42
                          Low                     $    14.60      $     15.66        $    19.00      $    18.90

2002
Net sales                                            $40,913          $48,560           $41,048         $35,085
Gross margin                                          12,406           14,917            12,916          12,043
Earnings before cumulative effect
     of an accounting change                           1,684            2,681             2,067           1,410
Net earnings                                             469            2,681             2,067           1,410
Diluted earnings per share
     exclusive of cumulative effect of
     accounting change                                $ 0.26           $ 0.42            $ 0.32          $ 0.22
Diluted earnings per share                            $ 0.07           $ 0.42            $ 0.32          $ 0.22

Common Stock Sales Price, High                        $15.75          $ 18.00            $18.85          $17.50
                          Low                         $13.50          $ 14.95            $15.59          $12.60


                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                 Charged to
                                                               Beginning         Costs and                             Ending
                                                                Balance           Expenses         Deductions          Balance
ALLOWANCE FOR DOUBTFUL RECEIVABLES:
Year ended September 30, 2003                            $          1,619                635               228   $        2,026
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2002                            $          1,385                649               415   $        1,619
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2001                            $          1,039                896               550   $        1,385
                                                             ==============    ===============    ==============    ==============

RESERVE FOR WARRANTY AND PRODUCT SERVICE:
Year ended September 30, 2003                            $          2,888              1,632             1,857   $        2,663
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2002                            $          2,867              1,056             1,035   $        2,888
                                                             ==============    ===============    ==============    ==============

Year ended September 30, 2001                            $          2,553              2,020             1,706   $        2,867
                                                             ==============    ===============    ==============    ==============

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's principal accountants, which require disclosure pursuant to this item.

ITEM 9A - CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included in this Annual Report on Form 10-K are the certifications of the CEO and CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 (the "Certifications"). This section of the annual report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls Over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this annual report), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Internal Controls Over Financial Reporting. Internal Controls Over Financial Reporting means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

     - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls Over Financial Reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls Over Financial Reporting. In accordance with the SEC's requirements, the CEO and the CFO note that, during the Company's fourth fiscal quarter, there have been no significant changes in Internal Controls Over Financial Reporting or in other factors that have materially or are reasonably likely to materially affect Internal Controls Over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions Regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that as of September 30, 2003, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

PART III

Items 10, 11, 12 and 13 of Part III are omitted by the Company in accordance with General Instruction G to Form 10-K. The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A not later than 120 days following the close of its fiscal year ending September 30, 2003, which is incorporated herein by reference.

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

        (10m) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
               E. Lund (11).

        (10n) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
               J. Thome (11).

        (10o) Amended Exhibit 4.1 (effective as of September 17, 2002), to Employment Agreement between BHA Group Holdings, Inc. and James
               C. Shay (11).

        (14)   BHA Group Holdings, Inc. Code of Conduct (12).

        (21)   Subsidiaries of the Registrant (12).

        (23)   Independent Auditors' Consent (12).

        (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12).

        (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12).

        (32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12).

        (32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12).

(b) Reports on Form 8-K: On July 22, 2003, the Company filed a Form 8-K under Item 7 and Item 9 furnished pursuant to Item 12 which included a copy of its press release dated that same day in which the Company announced its earnings for the quarter and nine-month period ended June 30, 2003. On August 20, 2003, the Company filed a Form 8-K under Item 7 and Item 11. No other reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

(c)     Exhibits:  See (a) (3) above.

(d)     Financial Statement Schedules:  See (a) (2) above.

NOTES TO INDEX OR EXHIBITS
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-8644) which exhibit is incorporated herein by reference.

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

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995, which exhibit is incorporated herein by reference.

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

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which exhibit is incorporated herein by reference.

(12)    Filed as an exhibit hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.

Dated:  November 11, 2003          By: /s/ James E. Lund
                                       -----------------------------------------
                                       James E. Lund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 11, 2003          By: /s/ James E. Lund
                                       -----------------------------------------
                                       James E. Lund, President
                                       Principal Executive Officer and Director

Dated:  November 11, 2003          By: /s/ Lamson Rheinfrank, Jr.
                                       -----------------------------------------
                                       Lamson Rheinfrank, Jr.
                                       Chairman of the Board

Dated:  November 11, 2003          By: /s/ Don H. Alexander
                                       -----------------------------------------
                                       Don H. Alexander
                                       Director

Dated:  November 11, 2003          By: /s/ Robert J. Druten
                                       -----------------------------------------
                                       Robert J. Druten
                                       Director

Dated:  November 11, 2003          By: /s/ Robert D. Freeland
                                       -----------------------------------------
                                       Robert D. Freeland
                                       Director

Dated:  November 11, 2003          By: /s/ Thomas A. McDonnell
                                       -----------------------------------------
                                       Thomas A. McDonnell
                                       Director

Dated:  November 11, 2003          By: /s/ James J. Thome
                                       -----------------------------------------
                                       James J. Thome
                                       Executive Vice President,
                                       Chief Operating Officer and Director

Dated:  November 11, 2003          By: /s/ James C. Shay
                                       -----------------------------------------
                                       James C. Shay
                                       Senior Vice President, Finance and
                                       Administration,
                                       Principal Financial & Accounting Officer

                            BHA GROUP HOLDINGS, INC.
                                  EXHIBIT INDEX


     EXHIBIT NO.                                     DESCRIPTION
          14            BHA Group Holdings, Inc. Code of Conduct

          21            Subsidiaries of BHA Group Holdings, Inc.

          23            Independent Auditors' Report

         31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

         31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

         32.1           Certification of Chief Executive Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

         32.2           Certification of Chief Financial Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002