Form 10-Q
period 2003-12-31
BHA GROUP INC
filed 2004-01-21
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                              Commission File Number
         December 31, 2003                                        0-15045


                            BHA Group Holdings, Inc.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                       43-1416730
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)


     8800 East 63rd Street, Kansas City, Missouri                        64133
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code                (816) 356-8400
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

                       Yes    [X]                No
                            --------                 --------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes    [ ]                No    [X]
                            --------                 --------

As of January 15, 2004, the number of shares outstanding of the Registrant's Common Stock was 6,145,059.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                 (IN THOUSANDS EXCEPT SHARE DATA)                         DECEMBER 31,          SEPTEMBER 30,
                              ASSETS                                          2003                   2003
                              ------                                    ------------------     ------------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $ 9,768             $18,805
     Accounts receivable, less allowance for doubtful receivables
         of $2,109 and $2,026, respectively                                     30,908              28,823
     Inventories (note 6)                                                       27,109              23,480
     Prepaid expenses                                                            2,081               1,342
     Deferred income taxes                                                       3,804               3,804
                                                                        ------------------    -------------------
              Total current assets                                              73,670              76,254
                                                                        ------------------    -------------------
Property, plant and equipment, at cost                                          68,632              67,802
     Less accumulated depreciation and amortization                             43,293              42,037
                                                                        ------------------    -------------------
              Net property, plant and equipment                                 25,339              25,765
                                                                        ------------------    -------------------
Property held under capital leases                                               4,867               4,967
Other assets                                                                     9,674               9,702
                                                                        ------------------    -------------------
                                                                              $113,550            $116,688
                                                                        ==================    ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 2,275             $ 2,494
     Accounts payable                                                            6,612               8,393
     Income taxes payable                                                           26               1,345
     Accrued expenses and other current liabilities                             12,690              13,753
                                                                        ------------------    -------------------
         Total current liabilities                                              21,603              25,985
                                                                        ------------------    -------------------
Long-term deferred income taxes                                                  2,589               2,588
Long-term debt, excluding current installments                                   7,926               6,508
Long-term lease obligations, excluding current installments                      5,400               5,730
Other liabilities                                                                  435                 441
Shareholders' equity:
     Common stock $0.01 par value, authorized 20,000,000
         shares:  Issued 8,956,182 and 8,931,411 shares,
         respectively                                                               90                  89
     Additional paid in capital                                                 64,338              63,627
     Retained earnings                                                          50,624              50,578
     Accumulated - other comprehensive income                                    (422)                (411)
     Less cost of 2,811,123 and 2,837,633 shares, respectively, of
         common stock in treasury                                             (39,033)            (38,447)
                                                                        ------------------    -------------------
         Total shareholders' equity                                             75,597              75,436
                                                                        ------------------    -------------------
                                                                              $113,550             $116,688
                                                                        ==================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2003                 2002
                                                                         ----                 ----
Net sales                                                               $42,667              $50,065
Cost of sales                                                            27,183               34,839
                                                                    ----------------    -----------------
         Gross margin                                                    15,484               15,226
                                                                    ----------------    -----------------

Operating expenses
     Selling and advertising expense                                      5,380                5,402
     General and administrative expense                                   5,318                5,403
                                                                    ----------------    -----------------
         Total operating expenses                                        10,698               10,805
                                                                    ----------------    -----------------
         Operating income                                                 4,786                4,421

Interest expense, net                                                        98                  129
                                                                    ----------------    -----------------
         Earnings before income taxes                                     4,688                4,292

Income taxes                                                              1,572                1,418
                                                                    ----------------    -----------------
         Net earnings                                                    $3,116               $2,874
                                                                    ================    =================

Basic earnings per common share                                          $ 0.51               $ 0.47
Diluted earnings per common share                                        $ 0.47               $ 0.45

Basic weighted average number of common shares outstanding                6,126                6,126
Diluted weighted average number of common shares outstanding              6,579                6,436


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2003                2002
                                                                              ----                ----
Net earnings                                                                 $3,116              $2,874

Other comprehensive income:
     Foreign currency translation adjustments                                   376                 264
     Net change in foreign exchange gains (losses)
         deferred in accordance with SFAS No. 133                             (387)                (63)
                                                                         ---------------     ---------------

Comprehensive income                                                         $3,105              $3,075
                                                                         ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2003                      2002
                                                                                   ----                      ----
Common stock:
     Balance at beginning period                                                     $    89                  $    89
     Issuance of 24,771 and 9,419 shares of common
         stock in 2003 and 2002, respectively                                              1                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                             90                       89
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                   63,627                   63,169
     Excess over par value of common stock issued                                        288                       95
     Stock issued from treasury for stock option exercises                             (689)                      (5)
     Income tax benefit from stock option exercises                                    1,112                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         64,338                   63,259
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                   50,578                   41,360
     Net earnings for the period                                                       3,116                    2,874
     Cash dividends of $.50 and $0 per share paid on common
         stock during 2003 and 2002, respectively                                    (3,070)                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                         50,624                   44,234
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                    (411)                    (625)
     Equity adjustment from foreign currency translation
         and derivative instruments                                                     (11)                      201
                                                                           ----------------------    ---------------------
     Balance at end of period                                                          (422)                    (424)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                 (38,447)                 (36,552)
     Acquisition of 18,000 and 28,722 shares of common
         stock, at cost, during 2003 and 2002, respectively                            (441)                    (483)
     Issuance of 44,510 shares during 2003 for stock option
         exercises, net                                                                (145)                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                       (39,033)                 (37,035)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                      $75,597                  $70,123
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                   (UNAUDITED)

(IN THOUSANDS)                                                                2003                2002
                                                                              ----                ----
Cash flows from operating activities:
     Net earnings                                                            $3,116              $2,874
     Adjustments to reconcile net earnings to net cash
        used in operating activities:
         Depreciation and amortization                                        1,387               1,540

     Changes in assets and liabilities:
         Accounts receivable                                                (1,501)             (4,238)
         Inventories                                                        (3,008)               2,126
         Prepaid expenses                                                     (697)               (695)
         Accounts payable                                                   (1,940)                  82
         Accrued expenses and other liabilities                             (1,229)             (3,003)
         Income taxes receivable or payable                                   (180)               1,251
                                                                         ---------------     ---------------
              Net cash used in operating activities                         (4,052)                (63)
                                                                         ---------------     ---------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                             (765)               (767)
     Net assets of product line acquired (Note 3)                             (520)                  --
     Change in other assets and liabilities                                     439                (98)
                                                                         ---------------     ---------------
         Net cash used in investing activities                                (846)               (865)
                                                                         ---------------     ---------------

Cash flows from financing activities:
     Payment of cash dividends on common stock                              (3,070)                  --
     Purchase of treasury stock                                               (441)               (483)
     Proceeds from issuance of common stock                                     289                  95
     Net stock options exercised                                              (834)                 (5)
     Net proceeds from borrowings under revolving bank lines
         of credit                                                            1,726                 804
     Repayments of long-term debt and lease obligations                     (1,025)             (1,025)
                                                                         ---------------     ---------------
         Net cash used in financing activities                              (3,355)               (614)
                                                                         ---------------     ---------------

         Effect of exchange rate changes on cash                              (784)               (162)
                                                                         ---------------     ---------------

     Net decrease in cash and cash equivalents                              (9,037)             (1,704)
Cash and cash equivalents at beginning of period                             18,805              13,778
                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                  $ 9,768             $12,074
                                                                         ===============     ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION AND REVENUE RECOGNITION
These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. In order to present the financial statements on a consistent basis, certain reclassification entries were made relative to the previously reported condensed consolidated statement of cash flows for the period ended December 31, 2002.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders for the fiscal year ended September 30, 2003, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                          Three Months Ended
                        December 31, 2003                 December 31, 2002
                        -----------------                 -----------------
     Products                $36,943                           $42,901
     Services                  5,724                             7,164
                     -------------------------         -------------------------
       Total                 $42,667                           $50,065
                     =========================         =========================

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

The Company provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                          ------------------
                                          DECEMBER 31, 2003              DECEMBER 31, 2002
                                          -----------------              -----------------
Balance at beginning of period                  $2,663                         $2,888
Provisions for warranty                            307                            229
Claims paid                                      (257)                          (220)
                                       -------------------------    ----------------------------
Balance at end of period                        $2,713                         $2,897
                                       =========================    ============================

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation (in thousands except per share data).

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                  DECEMBER 31, 2003           DECEMBER 31, 2002
                                                                  -----------------           -----------------
Net earnings, as reported                                               $3,116                      $2,874
Deduct:  Total stock-based compensation expense
     determined under the fair value based method
     for all awards, net of related tax effects                          (114)                       (163)
                                                                -----------------------     -----------------------
Pro forma net earnings                                                  $3,002                      $2,711
                                                                =======================     =======================

Earnings per share:
     Basic - as reported                                                 $0.51                       $0.47
     Basic - pro forma                                                   $0.49                       $0.44

     Diluted - as reported                                               $0.47                       $0.45
     Diluted - pro forma                                                 $0.46                       $0.42

During the three months ended December 31, 2003, the Company did not grant any options to purchase shares of its common stock. The pro forma adjustments reflected in the table above reflect the impact of options that were granted in prior years which vest over multiple fiscal periods.

(3)    ACQUISITION OF ASSETS
In November 2003, the Company acquired certain assets including inventory, equipment, customer lists, and other intangible assets related to Analytec Corporation's acoustic cleaner product line. The purchase price consisted of cash payments totaling $520,000.

The pro forma effect of this transaction is not material to the Company.

(4)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at December 31, 2003 was $5.2 million, and the Company has incurred an unrealized loss of $635,000 thereon. Approximately 78% of the deferred losses under these contracts will be reclassified to earnings within the next twelve months.

(5)  EARNINGS PER COMMON SHARE AND TREASURY SHARE PURCHASES
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Stock options, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                FOR THE THREE MONTHS ENDED
                                               December 31, 2003                           December 31, 2002
                                   ------------------------------------------  ------------------------------------------
                                   Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                    (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                    -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
     shareholders                     $3,116          6,126        $0.51         $2,874           6,126        $0.47

Effect of dilutive
     securities--stock options          --              453                         --              310

Diluted earnings per share:
Earnings available to common
     shareholders and assumed
     common equivalent holders        $3,116          6,579        $0.47          $2,874          6,436        $0.45
                                   ==========================================  ==========================================

The following table summarizes repurchases of the Company's common stock during the quarters ended December 31, 2003 and 2002. In the aggregate, as of December 31, 2003, the Company had acquired 2,662,000 of the 4,000,000 shares of BHA common stock authorized by the Board of Directors for repurchase.

                                                          THREE MONTHS ENDED
                                                          ------------------
                                           DECEMBER 31, 2003             DECEMBER 31, 2002
                                           -----------------             -----------------

Shares Purchased                                 18,000                        28,722
Average Price Per Share                          $24.49                        $16.84

(6)  INVENTORIES
BHA Group Holdings, Inc. values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at December 31, 2003 and September 30, 2003 were as follows (in thousands):

                               DECEMBER 31, 2003               SEPTEMBER 30, 2003
                          ----------------------------     ---------------------------
Raw materials                       $15,868                         $13,031
Work-in-process                       4,462                           1,234
Finished goods                        6,779                           9,215
                          ----------------------------     ---------------------------
Total                               $27,109                         $23,480
                          ============================     ===========================

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

Reportable segment data was as follows (in thousands):

NET SALES

                                                         THREE MONTHS ENDED
                                                         ------------------
                                          DECEMBER 31, 2003              DECEMBER 31, 2002
                                       -------------------------     --------------------------
Domestic APC                                   $30,446                        $40,789
Europe APC                                       6,957                          5,411
BHA Technologies                                 8,447                          6,645
Inter-Segment Eliminations                     (3,183)                        (2,780)
                                       -------------------------     --------------------------
Total                                          $42,667                        $50,065
                                       =========================     ==========================

EARNINGS (LOSS) BEFORE INCOME TAXES

                                                         THREE MONTHS ENDED
                                                         ------------------
                                          DECEMBER 31, 2003              DECEMBER 31, 2002
                                       -------------------------     --------------------------
Domestic APC                                     $2,854                         $3,982
Europe APC                                          309                          (223)
BHA Technologies                                  1,525                            533
                                       -------------------------     --------------------------
Total                                            $4,688                         $4,292
                                       =========================     ==========================

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is a world leader in innovative filtration technology. Its two principal operating subsidiaries are BHA Group, Inc., the world's largest supplier of replacement parts and services for industrial air pollution controls systems, and BHA Technologies, Inc., which manufactures and markets expanded polytetrafluoroethylene (ePTFE) membrane products for use in a variety of industrial and consumer products.

For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 7 to the Condensed Consolidated Financial Statements, the Domestic Air Pollution Control ("Domestic APC") segment represents all air pollution control business for which the products or services are sold or managed from the U.S. Generally, this includes sales to customers in the U.S. and exports to customers in Canada, Latin America, and Asia. The Europe APC segment represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa, and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, sold worldwide, represents BHA's third business segment.

Within the Domestic APC segment, there are three distinct sales groups which include domestic fabric filter, domestic electrostatic precipitator ("ESP") and export sales. The domestic fabric filter group sells parts and services for baghouse equipment throughout the U.S. and Canada. In this market, BHA distinguishes itself from the competition by using a combination of innovative products together with problem solving advice provided by its sales people, product managers and technical advisors. Through the use of its proprietary telesales system, the Company can cost-effectively service a diverse customer base. The vast majority of the Company's baghouse sales represent small transactions with numerous customers. The average order size for this business is approximately $3,500. This sales approach generally results in BHA avoiding competing on the basis of "commodity products". As a result, the Company generates higher gross margins than its direct competitors in this market. This core business is, however, supplemented with certain targeted large transactions in a very competitive environment. Depending upon the mix of business, the gross margins within this sales group can vary significantly between fiscal periods.

The domestic ESP sales group uses a sales strategy similar to that of the domestic fabric filter group, however, this business is much more dependent on major projects. The majority of the Company's ESP sales are to the utility industry and the sales staff works closely with customers to plan major project work to coincide with scheduled plant outages, generally during the spring and fall months. The average order size for this sales group is approximately $50,000 and quarterly shipments fluctuate significantly based upon the timing of major project work.

The export sales group sells both fabric filter and ESP parts and services to customers throughout Latin America, the Pacific Rim and Asia. Historically, approximately 60% of the sales volume generated by this sales group can be categorized as "day-to-day" small to mid-size orders. This business is supplemented by larger transactions such as ESP project work or orders to supply large quantities of filter bags to support major equipment change-outs. The results of this sales group are significantly impacted by the economic and political situations in its key markets as well as the timing of large shipments.

The Europe APC segment also uses the Company's proprietary telesales system and the problem solving approach to distinguish itself from the competition. This segment sells the full line of the Company's products for fabric filter and ESP equipment. In recent years, approximately 80% of the sales within this segment can be characterized as "day-to-day" transactions and approximately 20% have been the result of major projects. Based upon the cost structure and sales volumes, this segment requires a combination of steady daily orders combined with some project work in order to generate profitable operations for a given quarterly period. On average, nearly 30% of the product costs for this segment are raw materials or products imported from the U.S. As a result, the relative value of the Euro and the USD has a significant impact on the Europe APC segment's results of operations.

The BHA Technologies segment typically sells its products through strategic alliances with major companies in several markets as opposed to direct sales to end users. Under these relationships, BHA Technologies is the exclusive supplier of ePTFE membrane goods to its partners. These partners incorporate the membrane into their products which are then sold to a third party. Because of this sales structure, approximately two-thirds of the sales by BHA Technologies to third party customers have been to its three largest customers and the operating results of this segment are highly dependent upon these relationships. The production costs of ePTFE membrane products include substantial fixed overhead and BHA Technologies has significant available capacity for future growth. As a result, increases in plant throughput can have a significant favorable impact on gross margins.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following table summarizes the Company's revenues from third party sales by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.

                                                         THREE MONTHS ENDED
                                                DECEMBER 31, 2003     DECEMBER 31, 2002
                                                -----------------     -----------------
Domestic APC Segment:
     U.S. Fabric Filter                                $17,643               $17,020
     U.S. Electrostatic Precipitator (ESP)               9,252                20,444
     Export Sales                                        3,551                 3,325
                                                      --------              --------
         Total Domestic APC Segment                     30,446                40,789
Europe APC Segment                                       6,957                 5,411
BHA Technologies Segment                                 5,264                 3,865
                                                      --------              --------
Total Revenues                                         $42,667               $50,065
                                                       =======               =======

FISCAL 2004 FIRST QUARTER COMPARED TO FISCAL 2003 FIRST QUARTER
The Company's net earnings for the three months ended December 31, 2003 ("fiscal 2004 first quarter") were $3.1 million ($0.47 per diluted share) compared to $2.9 million ($0.45 per diluted share) for the first quarter of fiscal 2003. The increase in earnings was achieved despite a 15% decrease in consolidated sales. The sales decline was attributable to significant ESP project work completed in the first quarter of the prior year and was anticipated by management as discussed under "Outlook" in the Company's Form 10-K for the year ended September 30, 2003. The improved profitability resulted from higher gross margins as a percentage of sales which were 36.3% in the first quarter of fiscal 2004 compared to 30.4% for the same period in the prior year and 32.0% for all of fiscal 2003. As discussed above, gross margin as a percentage of sales in each of its business segments can be significantly impacted by the mix of business as well as by the volume of ePTFE membrane produced. During the first quarter of fiscal 2004, the Company experienced a favorable product mix and the weak USD relative to the Euro reduced product costs for the Europe APC segment. Favorable warranty results and vendor rebates earned on calendar year purchases also had positive impacts on gross margins. The Company does not believe that the gross margins achieved during the most recent quarter are indicative of the margins anticipated for the balance of the fiscal year.

NET SALES
Consolidated net sales for the fiscal 2004 first quarter decreased 15% to $42.7 million from $50.1 million for the same period in fiscal 2003.

Sales in the Domestic APC segment decreased by 25%. The decline was anticipated, as sales of ESP parts and services returned to historical levels during the fiscal 2004 first quarter after an unusually strong first quarter in fiscal 2003. Sales of ESP parts and services were $9.3 million in the most recent quarter compared to $20.4 million in the first quarter of the prior year. Sales of ESP parts and services during the first quarter of fiscal 2002 were $8.9 million. The lower sales in the ESP product line were partially offset by improvements in this segment's other sales groups. The Company's domestic sales of fabric filter parts and services increased 4% to $17.6 million in the most recent quarter compared to $17.0 million in first quarter of the prior year. Export sales increased 7% over the same period, due to improving business conditions in Latin America.

Sales in the Europe APC segment, when expressed in U.S. dollars ("USD"), increased by 29% during the first quarter of fiscal 2004 compared to the same period in the prior year. The sales increase was 9% when reported in Euros. The increase in shipments reflects slightly higher project work together with an overall improvement in the Company's competitive position due to the impact of the strong Euro on the cost of raw materials and parts imported from the U.S.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased $1.4 million or 36% during the fiscal 2004 first quarter compared to the same period in the prior year. The increase was attributable to incremental business in non-consumer apparel in North America and Europe.

GROSS MARGIN
Consolidated gross margin was 36.3% of sales in the first quarter of fiscal 2004 compared to 30.4% for the same period in the prior year. The higher gross margin was the result of several factors including: 1) increased ePTFE membrane production resulted in a decrease in per unit cost and improved margins in the BHA Technologies segment, 2) an improved sales mix within the Domestic APC business segment that included higher shipments of fine filtration products in the most recent quarter as compared to lower margin ESP project work in the first quarter of the prior year, 3) the strong Euro resulted in a decrease in the relative cost of raw materials and parts purchased from the U.S., 4) vendor rebates earned on calendar year purchases (to the extent such inventory had been sold by the Company prior to December 31, 2003) and 5) favorable adjustments to warranty reserves resulting from resolution of previously identified claims.

OPERATING EXPENSES
Operating expenses were $10.7 million (25.0% of sales) for the first quarter of fiscal 2004 compared to $10.8 million (21.5% of sales) for the same period in the prior year. Operating expenses remained relatively constant as the Company operated with fewer salaried and clerical personnel in the fiscal 2004 first quarter than during the same period in the prior year. This savings was sufficient to offset the general inflation in wage costs as well as higher corporate insurance and employee health costs.

INTEREST EXPENSE, NET
Net interest expense was $0.1 million in the fiscal 2004 first quarter and was comparable to the net interest expense in the prior year. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment in the first quarter of fiscal 2004 were $2.9 million compared to $4.0 million for the first quarter of fiscal 2003. Pre-tax earnings as a percentage of sales for this segment were 9.3% for the fiscal 2004 first quarter compared to 9.7% for the same period in the prior year. The decline in pre-tax profits is consistent with the lower sales volume offset, in part, by the higher gross margins.

The Europe APC segment generated pre-tax earnings of $0.3 million in the most recent quarter compared to a pre-tax loss of $0.2 million for the same period in the prior year. Gains on foreign exchange contributed approximately $150,000 of the improvement. The results were also favorably impacted by increases in sales volume and in gross margins as a percentage of sales.

BHA Technologies generated pre-tax earnings of $1.5 million in the first quarter of fiscal 2004 compared to $0.5 million for the same period in the prior year. Pre-tax earnings as a percentage of sales (third party and inter-company combined) for this segment increased from 8.0% for the first quarter of fiscal 2003 to 18.0% in the most recent quarter. The improvement in operating results is consistent with a 36% increase in shipments to third party customers and a 14% increase in shipments of BHA Tex products to the Company's APC businesses.

INCOME TAXES
The effective income tax rate was 33.5% for the first quarter of fiscal 2004 compared to 33.0% for the first quarter of the prior year. The rate for the most recent quarter is generally consistent with the actual rate of tax for all of fiscal 2003.

NET EARNINGS
Net earnings for the most recent quarter were $3.1 million ($0.47 per diluted share) compared to $2.9 million ($0.45 per diluted share) for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $52.1 million at December 31, 2003 compared to $50.3 million at September 30, 2003. The current ratio at December 31, 2003 and September 30, 2003 was 3.4 and 2.9, respectively. The Company's cash decreased from $18.8 million at September 30, 2003 to $9.8 million at December 31, 2003.

During the quarter ended December 31, 2003, the Company used $4.1 million in cash for operating activities compared to $0.1 million in cash used for operating activities during the same period in the prior year. Traditionally, the first fiscal quarter generates little, if any, cash from operations as the Company funds incentive bonus plans and employee benefit contributions during the quarter which are accrued during the prior fiscal year. Operating cash flow for the most recent quarter also reflected a significant increase in accounts receivable and inventories due to the timing of shipments and collections related to project work.

Investing activities resulted in a net use of cash of $0.8 million and $0.9 million for the three months ended December 31, 2003 and 2002, respectively. The investment in property, plant and equipment used $0.8 million in cash in each period. Investing activities during the December 2003 quarter also included $0.5 million related to the acquisition of certain assets of a U.S. company that markets acoustic cleaning equipment.

During the December 2003 quarter, the Company's financing activities included $3.1 million used for dividend payments on its common stock and $0.4 million used to repurchase shares of the Company's common stock. During the December 2002 quarter, BHA repurchased $0.5 million of the Company's common stock and did not pay dividends on its common stock. During the first quarter of fiscal 2004, the Company changed the timing of its annual dividend payment to December from January in the previous year.

At December 31, 2003, BHA had unused lines of credit of $21.5 million. The debt structure includes commitments for: an $18.0 million revolving credit facility maturing on April 30, 2006; $6.3 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $7.0 million with a maturity on April 30, 2006; and a capital lease related to an industrial revenue bond transaction for $5.8 million with annual sinking fund payments and a final maturity in 2018. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

OUTLOOK
One of the Company's primary business goals is to increase compounded earnings per share at a 12% to 15% rate over time. Between fiscal 2000 and 2003, the Company's consolidated earnings per diluted share have increased at a 19% compounded rate. The overall financial condition of the Company has improved as the Company's bank borrowings, net of cash, were been reduced by $30.0 million during that same period. The Company's earnings growth during that period was the result of an increase in ESP parts and service work for electric utility customers in the U.S. and the success of BHA Technologies. These areas of the Company's business provided strength to offset the overall weakness the Company experienced in its worldwide fabric filter replacement parts and service business. Although its financial results have varied by segment, the Company believes it has improved its market position and competitive advantage in each of its major business areas.

The following are various factors for consideration as the Company moves into its second quarter:

    o Publicly available information provides an indication that the U.S. economy is improving. Based on historical trending, the Company continues to believe that improvement in its market for the sale of fabric filter replacement parts and services will likely trail an improvement in overall manufacturing conditions by as much as six months. Although the Company saw some improvement in new orders during the first quarter, it expects that competition will remain intense for at least the next several quarters. The Company believes that it is well positioned with its products, people and approach to servicing this market. These factors, combined with a lower cost structure, are expected to benefit the Company as business conditions improve.

    o The Company believes that over the past three years it has established itself as the premier supplier for ESP replacement parts, services and rebuilds in the U.S. The Company has also been successful in expanding this business in certain international markets. The Company's overall ESP replacement parts and service results achieved record levels during fiscal 2003. The Company's system for tracking project work to be executed over the next few years provides an indication that this market will continue to provide good opportunity for BHA. This same tracking information led the Company to predict the decline in ESP rebuild work executed by customers during the fall 2003 outage season. The Company believes that work to be executed in the spring 2004 outage season will also be lower than the same period in the prior year. Preliminary information available to the Company provides an indication that business should again start to increase during the fall 2004 and spring 2005 outage seasons. This factor, combined with the Company's existing backlog of business scheduled for the next fiscal year, are early positive indicators of potential results for fiscal 2005.

   o The Company is pleased with its sales and earnings growth in the BHA Technologies segment. The Company believes this segment is well positioned for additional growth during fiscal 2004. Incremental third party revenues within this segment are likely to be structured under multi-year supply arrangements with new customers. The extent to which this segment will increase its sales and earnings beyond fiscal 2004 will be dependent upon the timing of final product commercialization and order execution in its target markets.

Due to the factors discussed above, visibility with respect to future results beyond 90 days remains a challenge. For more information, you should refer to the sections entitled, "Outlook" and "Factors Affecting Earnings and Share Price" included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 11, 2003. The following is specific guidance being provided for the second quarter of fiscal 2004:

    o For the second quarter of fiscal 2004, the Company anticipates that consolidated net sales will be higher than the same period in the prior year by as much as 10%.

    o Gross margins and operating margins as a percentage of sales are expected to be lower in the second quarter than in the just completed period. The backlog includes a mix of larger orders of lower margin products and services.

    o Earnings for the second quarter of fiscal 2004 are expected to be in the range of $.48 to $.58 per diluted share as compared to $.52 reported for the same period in the prior year.

BACKLOG
On December 31, 2003, the Company's backlog of orders was $68.0 million compared to a backlog of $47.5 million at December 31, 2002 and $60.4 million at September 30, 2003. Approximately $10.1 million of the December 31, 2003 backlog is scheduled to ship after December 31, 2004, whereas substantially all of the December 31, 2002 backlog was scheduled for shipment during calendar 2003.

FORWARD LOOKING INFORMATION
This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The Company cautions that the foregoing lists of important factors is not exclusive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at December 31, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $150,000 annually.

EXCHANGE RATES AND FORWARD EXCHANGE CONTRACTS
The Company views its equity investment in a foreign subsidiary as long-term commitments and does not hedge the translation exposures relative to such equity investments.

Certain of the Company's operations, primarily its international subsidiaries, make some of their purchases and sales in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables). At December 31, 2003, the amount of unhedged exposures was less than $0.5 million.

The Company's U.S. affiliates have outstanding loans to its European subsidiaries which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of December 31, 2003, there were Euro 5.4 million (USD 6.8 million) of intercompany loans that were hedged using forward exchange contracts for the same amount.

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At December 31, 2003, the notional amount of these forward exchange contracts was approximately $5.2 million and the market value of these contracts was $635,000 lower than their face value.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes has been appropriately reserved for. Although there is not a significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as electric utility, steel, textile and foundry, which were severely impacted by the recent economic uncertainties. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse affect on the Company's financial condition. However, near term operating results could be adversely impacted by an increase in bad debt expense in the event that such customers' financial results fail to recover in the near term.

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

Disclosure Controls and Internal Controls Over Financial Reporting. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Internal Controls Over Financial Reporting are designed and maintained by management for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported, and that the Company's assets are safeguarded from improper use to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls Over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes to Internal Controls. In accordance with the SEC's requirements, the CEO and the CFO note that, during the Company's last fiscal quarter, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions Regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that as of December 31, 2003, subject to the limitations noted above, the Company's disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits:

       (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       (32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

       On October 28, 2003, the Company filed a Form 8-K under Item 7 and
       Item 11.

       On November 11, 2003, the Company filed a Form 8-K under Item 7 and Item 9 furnished pursuant to Item 12, which included a copy of its press release dated that same day in which the Company announced its earnings for the year ended September 30, 2003.

       No other reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BHA GROUP HOLDINGS, INC.
                                             (Registrant)





 January 21, 2004              By:  /s/ James C. Shay
--------------------------          --------------------------------------------
       Date                                      (Signature)
                                    James C. Shay
                                    Senior Vice President,
                                    Finance and Administration,
                                    Principal Financial and
                                    Accounting Officer


                               By:  /s/ James E. Lund
                                    --------------------------------------------
                                                 (Signature)
                                    James E. Lund
                                    President and
                                    Chief Executive Officer

                            BHA GROUP HOLDINGS, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

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