Form 10-Q
period 2004-03-31
BHA GROUP INC
filed 2004-04-21
CIK 801128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter Ended                    Commission File Number
           March 31, 2004                              0-15045


                            BHA Group Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        43-1416730
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                   Number)

      8800 East 63rd Street, Kansas City, Missouri            64133
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code       (816) 356-8400
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

Yes              |X|                No
               --------                         --------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                                 No            |X|
               --------                         --------

As of April 16, 2004, the number of shares outstanding of the Registrant's Common Stock was 6,192,896.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS)                                     MARCH 31            SEPTEMBER 30,
                               ASSETS                                           2004                  2003
                               ------                                     ------------------    -------------------
                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                  $ 17,033            $ 18,805
     Accounts receivable, less allowance for doubtful receivables
         of $2,082 and $2,026, respectively                                       35,183              28,823
     Inventories (note 6)                                                         26,407              23,480
     Prepaid expenses                                                              2,165               1,342
     Deferred income taxes                                                         3,804               3,804
                                                                          ------------------    -------------------
              Total current assets                                                84,592              76,254
                                                                          ------------------    -------------------
Property, plant and equipment, at cost                                            69,330              67,802
     Less accumulated depreciation and amortization                               44,464              42,037
                                                                          ------------------    -------------------
              Net property, plant and equipment                                   24,866              25,765
                                                                          ------------------    -------------------
Property held under capital leases                                                 4,769               4,967
Other assets                                                                       7,796               9,702
                                                                          ------------------    -------------------
                                                                                $122,023            $116,688
                                                                          ==================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
     Current installments of long-term debt and lease obligations               $  2,275            $  2,494
     Accounts payable                                                             10,038               8,393
     Accrued expenses and other current liabilities                               15,307              13,753
     Income taxes payable                                                             94               1,345
                                                                          ------------------    -------------------
         Total current liabilities                                                27,714              25,985
                                                                          ------------------    -------------------
Long-term deferred income taxes                                                    2,588               2,588
Long-term debt, excluding current installments                                     5,468               6,508
Long-term lease obligations, excluding current installments                        5,400               5,730
Other liabilities                                                                    478                 441
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares:
         Issued 8,982,744 and 8,931,411 shares, respectively                          90                  89
     Additional paid-in capital                                                   64,370              63,627
     Retained earnings                                                            55,274              50,578
     Accumulated - other comprehensive income (loss)                                (118)               (411)
     Less cost of 2,789,848 and 2,837,633 shares, respectively, of
         common stock in treasury                                                (39,241)            (38,447)
                                                                          ------------------    -------------------
              Total shareholders' equity                                          80,375              75,436
                                                                          ------------------    -------------------
                                                                                $122,023            $116,688
                                                                          ==================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2004                   2003
                                                                             ----                   ----
Net sales                                                                  $56,493                 $48,744
Cost of sales                                                               36,836                  32,951
                                                                      -----------------    --------------------
         Gross margin                                                       19,657                  15,793
                                                                      -----------------    --------------------

Operating expenses
     Selling and advertising expense                                         6,129                   5,383
     General and administrative expense                                      6,461                   5,273
                                                                      -----------------    --------------------
         Total operating expenses                                           12,590                  10,656
                                                                      -----------------    --------------------
         Operating income                                                    7,067                   5,137

Interest expense, net                                                           76                     138
                                                                      -----------------    --------------------
         Earnings before income taxes                                        6,991                   4,999
                                                                      -----------------    --------------------

     Income taxes                                                            2,341                   1,651
                                                                      -----------------    --------------------
         Net earnings                                                      $ 4,650                 $ 3,348
                                                                      =================    ====================

Basic earnings per common share                                            $  0.75                 $  0.55
Diluted earnings per common share                                          $  0.70                 $  0.52

Basic weighted average number of common shares outstanding
                                                                             6,167                   6,111
Diluted weighted average number of common shares outstanding
                                                                             6,639                   6,471


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2004               2003
                                                                           ----               ----
Net sales                                                                $99,160             $98,809
Cost of sales                                                             64,019              67,790
                                                                     ----------------    ----------------
         Gross margin                                                     35,141              31,019
                                                                     ----------------    ----------------

Operating expenses
     Selling and advertising expense                                      11,509              10,785
     General and administrative expense                                   11,779              10,676
                                                                     ----------------    ----------------
         Total operating expenses                                         23,288              21,461
                                                                     ----------------    ----------------
         Operating income                                                 11,853               9,558

Interest expense, net                                                        174                 267
                                                                     ----------------    ----------------
         Earnings before income taxes                                     11,679               9,291

Income taxes                                                               3,913               3,069
                                                                     ----------------    ----------------
         Net earnings                                                      7,766             $ 6,222
                                                                     ================    ================

Basic earnings per common share                                          $  1.26             $  1.02
Diluted earnings per common share                                        $  1.18             $  0.97

Basic weighted average number of common
     shares outstanding                                                    6,146               6,118
Diluted weighted average number of common
     shares outstanding                                                    6,587               6,447


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
(IN THOUSANDS)                                                                 2004                  2003
                                                                               ----                  ----
Net earnings                                                                  $ 4,650               $ 3,348

Other comprehensive income:
     Foreign currency translation adjustments                                      12                  (152)
     Net change in fair value of foreign exchange
         contracts deferred in accordance with
         SFAS No. 133                                                             292                    27
                                                                         -----------------     -----------------

Comprehensive income                                                          $ 4,954               $ 3,223
                                                                         =================     =================


                                                                                    SIX MONTHS ENDED
                                                                               2004                  2003
                                                                               ----                  ----

Net earnings                                                                  $ 7,766               $ 6,222

Other comprehensive income:
     Foreign currency translation adjustments                                     388                   112
     Net change in fair value of foreign exchange
         contracts deferred in accordance with
         SFAS No. 133                                                             (95)                  (36)
                                                                         -----------------     -----------------

Comprehensive income                                                          $ 8,059               $ 6,298
                                                                         =================     =================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2004                2003
                                                                                   ----                ----
Common stock:
     Balance at beginning of period                                             $     89            $     89
     Issuance of 51,333 and 25,234 shares of common
         stock in 2004 and 2003, respectively                                          1                  --
                                                                           ------------------    ---------------
     Balance at end of period                                                         90                  89
                                                                           ------------------    ---------------
Additional paid-in capital:
     Balance at beginning of period                                               63,627              63,169
     Excess over par value of common stock issued                                    567                 241
     Stock issued from treasury for stock option exercises                          (936)                (36)
     Income tax benefit from stock option exercises                                1,112                  --
                                                                           ------------------    ---------------
     Balance at end of period                                                     64,370              63,374
                                                                           ------------------    ---------------
Retained earnings:
     Balance at beginning of period                                               50,578              41,360
     Net earnings for the period                                                   7,766               6,222
     Cash dividends of $0.50 and $0.12 per share paid on
         common stock during 2004 and 2003, respectively                          (3,070)               (732)
                                                                           ------------------    ---------------
     Balance at end of period                                                     55,274              46,850
                                                                           ------------------    ---------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                 (411)               (625)
     Equity adjustment from foreign currency translation and
         derivative instruments                                                      293                  76
                                                                           ------------------    ---------------
     Balance at end of period                                                       (118)               (549)
                                                                           ------------------    ---------------
Treasury stock:
     Balance at beginning of period                                              (38,447)            (36,552)
     Acquisition of 18,000 and 40,422 shares of common
         stock, at cost, during 2004 and 2003, respectively                         (441)               (691)
     Issuance of 65,785 and 2,428 treasury shares pursuant to
         stock option exercises, net, during 2004 and 2003,
              respectively                                                          (353)                 (2)
                                                                           ------------------    ---------------
     Balance at end of period                                                    (39,241)            (37,245)
                                                                           ------------------    ---------------

     Total shareholders' equity                                                 $ 80,375            $ 72,519
                                                                           ==================    ===============


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS)                                                                  2004                2003
                                                                                ----                ----
Cash flows from operating activities:
     Net earnings                                                             $ 7,766              $ 6,222
     Adjustment to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                          2,818                3,021

     Changes in assets and liabilities:
         Accounts receivable                                                   (5,975)                (336)
         Inventories                                                           (2,602)                 (15)
         Prepaid expenses                                                        (797)                (487)
         Accounts payable                                                       1,534                  256
         Accrued expenses and other liabilities                                 1,474               (2,601)
         Income taxes payable or receivable                                      (128)                 840
                                                                         -----------------    ------------------
              Net cash provided by operating activities                         4,090                6,900
                                                                         -----------------    ------------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (1,536)              (1,998)
     Net assets of product lines acquired (Note 3)                               (662)                  --
     Refund of cash deposits securing bank guarantees                           2,169                   --
     Change in other assets and liabilities                                       213                  (64)
                                                                         -----------------    ------------------
         Net cash provided (used) in investing activities                         184               (2,062)
                                                                         -----------------    ------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                  (3,070)                (732)
     Purchase of treasury stock                                                  (441)                (691)
     Proceeds from issuance of common stock                                       568                  241
     Net stock options exercised                                               (1,289)                 (38)
     Net proceeds (repayments) of borrowings under
         revolving bank lines of credit                                           (21)                 738
     Repayments of long-term debt and lease obligations                        (1,650)              (1,650)
                                                                         -----------------    ------------------
         Net cash used in financing activities                                 (5,903)              (2,132)
                                                                         -----------------    ------------------

         Effect of exchange rate changes on cash                                 (143)                (414)
                                                                         -----------------    ------------------

     Net increase (decrease) in cash and cash equivalents                      (1,772)               2,292
Cash and cash equivalents at beginning of period                               18,805               13,778
                                                                         -----------------    ------------------
Cash and cash equivalents at end of period                                    $17,033              $16,070
                                                                         =================    ==================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND REVENUE RECOGNITION

These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. In order to present the financial statements on a consistent basis, certain reclassification entries were made relative to the previously reported condensed consolidated statement of cash flows for the six-month period ended March 31, 2003.

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

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 4% to 7%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                          THREE MONTHS ENDED
                               MARCH 31, 2004           MARCH 31, 2003
                               --------------           --------------
          Products                 $46,283                  $40,127
          Services                  10,210                    8,617
                              ----------------         ----------------
            Total                  $56,493                  $48,744
                              ================         ================


                                           SIX MONTHS ENDED
                               MARCH 31, 2004           MARCH 31, 2003
                               --------------           --------------
          Products                 $83,226                  $83,028
          Services                  15,934                   15,781
                              ----------------         ----------------
            Total                  $99,160                  $98,809
                              ================         ================

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

The Company provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (in thousands):

                                                 SIX MONTHS ENDED
                                        MARCH 31, 2004      MARCH 31, 2003
                                        --------------      --------------
     Balance at beginning of period          $2,663             $2,888
     Provisions for warranty                    862                603
     Claims paid                              (742)              (710)
     Adjustments                                 --              (149)
                                       ----------------    ----------------
     Balance at end of period                $2,783             $2,632
                                       ================    ================


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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation (in thousands, except per share data).

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                       MARCH 31, 2004          MARCH 31, 2003
                                                                       --------------          --------------
Net earnings, as reported                                                   $4,650                 $3,348
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                      (134)                  (162)
                                                                     --------------------    -------------------
Pro forma net earnings                                                      $4,516                 $3,186
                                                                     ====================    ===================

Earnings per share:
     Basic - as reported                                                     $0.75                  $0.55
     Basic - pro forma                                                       $0.73                  $0.52

     Diluted - as reported                                                   $0.70                  $0.52
     Diluted - pro forma                                                     $0.68                  $0.49

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                       MARCH 31, 2004          MARCH 31, 2003
                                                                       --------------          --------------

Net earnings, as reported                                                     $7,766                 $6,222
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                        (248)                  (325)
                                                                     --------------------    -------------------
Pro forma net earnings                                                        $7,518                 $5,897
                                                                     ====================    ===================

Earnings per share:
     Basic - as reported                                                       $1.26                  $1.02
     Basic - pro forma                                                         $1.22                  $0.96

     Diluted - as reported                                                     $1.18                  $0.97
     Diluted - pro forma                                                       $1.14                  $0.91


During the six months ended March 31, 2004, the Company granted options to purchase 12,000 shares of its common stock at an average price of $26.64 per share. The per share weighted average value of stock options granted during this period was $9.86 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 1.91%, weighted average risk-free interest rate of 3.8%, expected volatility factor of 35.5% and a weighted-average expected life of eight years.


(3) ACQUISITION OF ASSETS

In November 2003, the Company acquired certain assets including inventory, equipment, customer lists, and other intangible assets related to Analytec Corporation's acoustic cleaner product line.

In January 2004, the Company acquired certain assets including inventory, customer lists, and other intangible assets related to Baltec, a supplier of electrical controls for air pollution equipment located in Australia.

The aggregate purchase price of these transactions consisted of cash payments totaling $662,000. The pro forma effect of these transactions is not material to the Company.

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at March 31, 2004 was $3,785,000, and the Company has incurred an unrealized loss of $343,000 thereon. Approximately 76% of the deferred losses under these contracts will be reclassified to earnings within the next twelve months.

The Company's U.S. affiliates have outstanding loans to its European subsidiaries which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of March 31, 2004, there were Euro 5.0 million (USD 6.0 million) of intercompany loans that were economically hedged using forward exchange contracts for the same amount. Changes in fair value of these foreign exchange contracts are recorded in earnings.


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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED
                                              March 31, 2004                              March 31, 2003
                                 ------------------------------------------  ------------------------------------------
                                  Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                   (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                   -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 4,650         6,167       $ 0.75          $ 3,348         6,111       $ 0.55

Effect of dilutive
securities--stock options             --              472                         --              360

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 4,650         6,639       $ 0.70          $ 3,348         6,471       $ 0.52
                                 ==========================================  ==========================================

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE SIX MONTHS ENDED
                                              March 31, 2004                              March 31, 2003
                                 ------------------------------------------  ------------------------------------------
                                  Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                   (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                   -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 7,766         6,146       $ 1.26          $ 6,222         6,118       $ 1.02

Effect of dilutive
securities--stock options             --              441                         --              329

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 7,766         6,587       $ 1.18          $ 6,222         6,447       $ 0.97
                                 ==========================================  ==========================================

The following table summarizes repurchases of the Company's common stock during the six-month periods ended March 31, 2004 and 2003. In the aggregate, as of March 31, 2004, the Company had acquired 2,662,000 of the 4,000,000 shares of BHA common stock authorized by the Board of Directors for repurchase. No shares were repurchased by the Company during the quarter ended March 31, 2004.

                                           SIX MONTHS ENDED
                                           ----------------
                                  MARCH 31, 2004      MARCH 31, 2003
                                  --------------      --------------
  Shares Purchased                    18,000              40,422
  Average Price Per Share             $24.49              $17.09


(6) INVENTORIES

BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at March 31, 2004 and September 30, 2003 were as follows (in thousands):

                                  MARCH 31,           SEPTEMBER 30,
                                    2004                  2003
                             -------------------    -----------------

       Raw materials               $14,667               $13,031
       Work-in-process               2,077                 1,234
       Finished goods                9,663                 9,215
                             -------------------    -----------------
       Total                       $26,407               $23,480
                             ===================    =================


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

The supply by BHA Technologies of BHA-TEX(R) fabrics to the Company's APC business segments represents a significant portion of its overall revenues. These inter-segment sales are at gross margins which are generally consistent with BHA Technologies' average margins on sales to its third party customers. The sales dollars for the BHA Technologies' segment as reflected in the table below include such inter-segment transfers of BHA-TEX(R) fabrics. Other sales of products and services between the Company's business segments are not material and as such, are excluded from the net sales amounts.

Reportable segment data was as follows (in thousands):

NET SALES

                                          THREE MONTHS ENDED
                                -------------------------------------
                                    MARCH 31,            MARCH 31,
                                       2004                 2003
                                -----------------     ---------------

    Domestic APC                     $39,636              $39,717
    Europe APC                        11,728                5,868
    BHA Technologies                  10,148                6,580
    Inter-Segment Eliminations        (5,019)              (3,421)
                                -----------------     ---------------
    Total                            $56,493              $48,744
                                =================     ===============

NET SALES

                                           SIX MONTHS ENDED
                                -------------------------------------
                                    MARCH 31,            MARCH 31,
                                       2004                 2003
                                -----------------     ---------------

    Domestic APC                     $70,082              $80,506
    Europe APC                        18,685               11,279
    BHA Technologies                  18,595               13,225
    Inter-Segment Eliminations        (8,202)              (6,201)
                                -----------------     ---------------
    Total                            $99,160              $98,809
                                =================     ===============

EARNINGS (LOSS) BEFORE INCOME TAXES

                                         THREE MONTHS ENDED
                            --------------------------------------------
                                 MARCH 31,                MARCH 31,
                                   2004                     2003
                            -------------------     --------------------

      Domestic APC                $3,763                   $4,195
      Europe APC                     905                       32
      BHA Technologies             2,323                      772
                            -------------------     --------------------
      Total                       $6,991                   $4,999
                            ===================     ====================

                                          SIX MONTHS ENDED
                            --------------------------------------------
                                 MARCH 31,                MARCH 31,
                                   2004                     2003
                            -------------------     --------------------

      Domestic APC                $6,617                   $8,177
      Europe APC                   1,214                     (191)
      BHA Technologies             3,848                    1,305
                            -------------------     --------------------
      Total                      $11,679                   $9,291
                            ===================     ====================



                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Within the Domestic APC segment, there are three distinct sales groups which include domestic fabric filter, domestic electrostatic precipitator ("ESP") and export sales. The domestic fabric filter group sells parts and services for baghouse equipment throughout the U.S. and Canada. In this market, BHA distinguishes itself from the competition by using a combination of innovative products together with problem solving advice provided by its sales people, product managers and technical advisors. Through the use of its proprietary telesales system, the Company can cost-effectively service a diverse customer base. The vast majority of the Company's baghouse sales represent small transactions with numerous customers. The average order size for this business is approximately $4,000. This sales approach generally results in BHA avoiding competing on the basis of "commodity products". As a result, the Company generates higher gross margins than its direct competitors in this market. This core business is, however, supplemented with certain targeted large transactions of up to $1.0 million. Depending upon the mix of business, the gross margins within this sales group can vary significantly between fiscal periods.

The domestic ESP sales group uses a sales strategy similar to that of the domestic fabric filter group, however, this business is much more dependent on major projects. The majority of the Company's ESP sales are to the utility industry and the sales staff works closely with customers to plan major project work to coincide with scheduled plant outages, generally during the spring and fall months. The average order size for this sales group is approximately $50,000 and quarterly shipments fluctuate significantly based upon the timing of major project work. The Company considers major projects to be those orders with sales values ranging from $250,000 up to several million dollars for any single transaction.

The export sales group sells both fabric filter and ESP parts and services to customers throughout Latin America, the Pacific Rim and Asia. Historically, approximately 60% of the sales volume generated by this sales group can be categorized as "day-to-day" small to mid-size orders. This business is supplemented by larger transactions such as ESP and baghouse project work or orders to supply large quantities of filter bags to support major equipment change-outs. The results of this sales group are significantly impacted by the economic and political situations in its key markets as well as the timing of large shipments.

The Europe APC segment also uses the Company's proprietary telesales system and the problem solving approach to distinguish itself from the competition. This segment sells the full line of the Company's products for fabric filter and ESP equipment. In recent years, approximately 80% of the sales within this segment can be characterized as "day-to-day" transactions and approximately 20% have been the result of major projects. During the first six months of fiscal 2004, major project work contributed approximately 25% of the Europe segment's sales. Based upon the cost structure and sales volumes, this segment requires a combination of steady daily orders combined with some project work in order to generate profitable operations for a given quarterly period. On average, nearly 30% of the product costs for this segment are raw materials or products imported from the U.S. As a result, the relative value of the Euro and the USD has a significant impact on the Europe APC segment's results of operations.

The BHA Technologies segment typically sells its products through strategic alliances with major companies in several markets as opposed to direct sales to end users. Under these relationships, BHA Technologies is generally the exclusive supplier of ePTFE membrane goods to its partners. These partners incorporate the membrane into their products which are then sold to a third party. Because of this sales structure, approximately two-thirds of the sales by BHA Technologies to third party customers have been to its three largest customers and the operating results of this segment are highly dependent upon these relationships. The production costs of ePTFE membrane products include substantial fixed overhead and BHA Technologies has significant available capacity for future growth. As a result, increases in plant throughput can have a significant favorable impact on gross margins.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes the Company's revenues by segment and, within the Domestic APC segment, by sales group. Amounts are in thousands.

                                                          THREE MONTHS ENDED
                                                  ----------------------------------
                                                      MARCH 31,         MARCH 31,
                                                         2004              2003
                                                  ----------------  ----------------
    Domestic APC Segment:
         U.S. Fabric Filter                           $23,290            $19,765
         U.S. Electrostatic Precipitator (ESP)         10,128             16,374
         Export Sales                                   6,218              3,578
                                                  ----------------  ----------------
             Total Domestic APC Segment                39,636             39,717
    Europe APC Segment                                 11,728              5,868
    BHA Technologies Segment                           10,148              6,580
    Inter-Segment Eliminations                         (5,019)            (3,421)
                                                  ----------------  ----------------
    Total Revenues                                    $56,493            $48,744
                                                  ================  ================

                                                           SIX MONTHS ENDED
                                                  ----------------------------------
                                                      MARCH 31,         MARCH 31,
                                                         2004              2003
                                                  ----------------  ----------------

    Domestic APC Segment:
         U.S. Fabric Filter                           $40,933            $36,785
         U.S. Electrostatic Precipitator (ESP)         19,380             36,818
         Export Sales                                   9,769              6,903
                                                  ----------------  ----------------
             Total Domestic APC Segment                70,082             80,506
    Europe APC Segment                                 18,685             11,279
    BHA Technologies Segment                           18,595             13,225
    Inter-Segment Eliminations                         (8,202)            (6,201)
                                                  ----------------  ----------------
    Total Revenues                                    $99,160            $98,809
                                                  ================  ================

FISCAL 2004 COMPARED TO FISCAL 2003

NET SALES

Consolidated net sales for the six months ended March 31, 2004 ("fiscal 2004") increased slightly to $99.2 million from $98.8 million for the same period in fiscal 2003. Consolidated sales for the quarter ended March 31, 2004 ("second quarter") increased 16% to $56.5 million from $48.7 million for the same period in fiscal 2003.

Sales in the Domestic APC segment decreased 13% for the first six months of fiscal 2004 and decreased by less than 1% for the most recent quarter when compared to the same periods in the prior year. The decline was anticipated, as sales of electrostatic precipitator ("ESP") parts and services returned to historical levels after an unusually strong performance in fiscal 2003. The sales of electrostatic precipitator ("ESP") parts and services declined by 47% from $36.8 million for the first six months of fiscal 2003 to $19.4 million for the most recent six months. Sales of ESP parts and services declined in the most recent quarter by 38% from $16.4 million to $10.1 million as compared to the second quarter of fiscal 2003. The lower sales in the ESP product line were partially offset by improvements in this segment's other sales groups. Sales of fabric filter replacement parts and services increased 11% to $40.9 million for the six-month period and 18% to $23.3 million for the most recent quarter as spending in the U.S.

manufacturing sector began to increase. Export sales also rebounded in fiscal 2004 due largely to sales of fine filtration products in Asia and Latin America. For the first six months of fiscal 2004, export sales were $9.8 million, an increase of 42%, as compared to the same period in fiscal 2003. During the most recent quarter, export sales increased 42% to $6.2 million as compared to the second quarter of the prior year.

Sales in the Company's Europe APC segment, when expressed in U.S. dollars ("USD"), increased by 66% for the first six months of fiscal 2004 to $18.7 million compared to $11.3 million for the same period in the prior year. During the most recent quarter, sales were nearly double the volume recorded during the second quarter of fiscal 2003, increasing to $11.7 million from $5.9 million. When expressed in Euros, sales of this segment increased by 39% during the first six months and 68% for the second quarter of fiscal 2004 as compared to the same periods in the prior year. The sales increase reflects execution of several large projects together with improved "day to day" sales of replacement parts and services. The weaker dollar relative to the European currencies has improved the Company's competitive position in Europe.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 48% for the first six months of fiscal 2004 and 62% in the second quarter as compared to the prior year periods. BHA Technologies generated increases from sales of ePTFE membrane for applications in industrial outerwear, other industrial products and in consumer outerwear products. The majority of the sales growth continues to be attributable to incremental business in non-consumer apparel. Inter-segment shipments of BHA Tex (R) products for use in the Company's Domestic APC and Europe APC segments increased by 32% for the first six months of fiscal 2004 to $8.2 million from $6.2 million for the same period in fiscal 2003.


GROSS MARGIN

Consolidated gross margin was 35.4% of sales for the first six months of fiscal 2004 compared to 31.4% for the same period in the prior year. In the second quarter, gross margin was 34.8% of sales compared to 32.4% in the prior year. The improvements were attributable to several factors including: 1) increased ePTFE production resulted in a decrease in per unit cost and improved margins in the BHA Technologies segment, 2) improved sales mix within the Domestic APC business segment that included higher shipments of fine filtration products as compared to lower margin ESP project work during the prior year, 3) improvements in plant productivity and increased throughput resulted in lower per unit costs in fabric filter manufacturing and 4) the strong Euro resulted in a decrease in the relative cost of raw materials and parts purchased from the U.S.


OPERATING EXPENSES

Operating expenses were $23.3 million (23.5% of sales) for the first six-months of fiscal 2004 compared to $21.5 million (21.7% of sales) for the same period in fiscal 2003. For the second quarter of fiscal 2004, operating expenses were $12.6 million (22.3% of sales) compared to $10.7 million (21.9% of sales) for the same period in the prior year. The $1.8 million (8.5%) increase in operating expenses for the first six-months of fiscal 2004 as compared to the same period in the prior year was the result of: 1) increases in accruals for retirement plan contributions and management incentive bonus plans, both of which are subject to variable funding based upon consolidated earnings, 2) the weakening USD as compared to the Euro resulted in an increase in USD denominated expenses of the Europe APC business segment, 3) normal wage increases and 4) higher legal and professional expenses, including costs of corporate governance activities.

INTEREST EXPENSE, NET

Net interest expense for the first six-months of fiscal 2004 was $0.2 million compared to $0.3 million for the same period in the prior year. All of the Company's borrowings are at variable interest rates.


EARNINGS BEFORE INCOME TAXES

Pre-tax earnings for the Domestic APC segment were $6.6 million for the first six-months of fiscal 2004 compared to $8.2 million for the same period in the prior year. For the second quarter of fiscal 2004, pre-tax earnings for this segment were $3.8 million compared to $4.2 million in the prior year. The decline in pre-tax profits is consistent with the lower sales volume. Additionally, the higher operating expenses for management incentive bonus and retirement contributions primarily impact this segment since amounts are allocated to the domestic segments based upon relative payroll dollars.

The Europe APC segment reported pre-tax earnings of $1.2 million for the first six-months of fiscal 2004 compared to a pre-tax loss of $0.2 million for the same period in the prior year. The improved operating results are consistent with the higher sales volumes as the operating costs of the Europe segment are largely fixed in nature.

BHA Technologies' pre-tax earnings for the first six months of fiscal 2004 were $3.8 million compared to pre-tax earnings of $1.3 million for the same period in the prior year. The improvement in operating results is consistent with a 48% increase in shipments to third party customers and a 32% increase in shipments of BHA Tex products to the Company's APC businesses. Pre-tax earnings as a percentage of sales (third party and inter-company combined) for this segment increased from 9.9% for the first six months of fiscal 2003 to 20.7% in the most recent six-month period. The ePTFE manufacturing process includes significant fixed costs resulting in strong earnings leverage from higher production volumes.


INCOME TAXES

The effective income tax rate for the first six-months of fiscal 2004 was 33.5% compared to 33.0% for the same period in the prior year. The rate for the current year is generally consistent with the actual rate of tax for all of fiscal 2003.


NET EARNINGS

Net earnings for the first six-months of fiscal 2004 were $7.8 million ($1.18 per diluted share) compared to earnings of $6.2 million ($0.97 per diluted share) for the same period in fiscal 2003. Net earnings in the second quarter of fiscal 2004 were $4.7 million ($0.70 per diluted share) compared to earnings of $3.3 million ($0.52 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares increased by approximately 140,000 to 6.6 million shares due to the impact of the Company's higher share prices on the number of common equivalent shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $50.3 million at September 30, 2003 to $56.9 million at March 31, 2004. The current ratio at March 31, 2004 and September 30, 2003 was 3.1 and 2.9, respectively. The Company's cash decreased from $18.8 million at September 30, 2003 to $17.0 million at March 31, 2004.

During the six months ended March 31, 2004, the Company generated $4.1 million in cash from operating activities compared to $6.9 million in the first six months of the prior year. The decrease in cash provided by operating activities is the result of increased working capital required to support the higher sales volume.

Investing activities resulted in an increase in cash during the six months ended March 31, 2004, as compared to a net use of cash for the first six months of fiscal 2003. In the most recent period, cash in the amount of $2.2 million that was previously deposited to secure bank guarantees was released by the banks. This source of unrestricted cash offset cash used for investing activities including $1.5 million used to acquire property plant and equipment and $0.7 million invested in product line acquisitions. During the first six months of fiscal 2003, the Company invested $2.0 million in capital expenditures.

During the first six months of fiscal 2004, cash used by the Company in financing activities included dividend payments of $3.1 million, repurchase of the Company's common stock for $0.4 million and repayment of bank borrowings of $1.7 million. During the first six months of fiscal 2003, the Company's financing activities included $0.9 million in net debt repayments, $0.3 million in dividend payments, and $0.7 million used to repurchase the Company's common stock.

At March 31, 2004, BHA had unused lines of credit of $20.9 million. The debt structure includes: an $18.0 million revolving credit facility maturing on April 30, 2006; $5.6 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $7.0 million with a maturity on April 30, 2006; and a capital lease related to an industrial revenue bond transaction for $5.8 million with annual sinking fund payments and a final maturity in 2018. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.


MANAGEMENT JUDGMENTS AND ESTIMATES

In preparing the financial statements, a number of assumptions and estimates are determined, that in the judgment of management, are proper in light of existing general economic and Company-specific circumstances. Examples of areas in which judgments and estimates are required include the collectibility of receivables, the value of certain inventories and the evaluation of certain contingent liabilities, including product warranties and claims arising in the ordinary course of business. While the Company believes it has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates.


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


OUTLOOK

One of the Company's primary business goals is to increase compounded earnings per share at a 12% to 15% rate over time. Between fiscal 2000 and 2003, the Company's consolidated earnings per diluted share increased at a 19% annual compounded rate. The overall financial condition of the Company has improved as bank borrowings, net of cash, were reduced by $30.0 million during the three-year period. The Company's earnings growth during that period was the result of an increase in ESP parts and service work for electric utility customers in the U.S. and the success of BHA Technologies. These areas of the Company's business provided strength to offset the overall weakness the Company experienced in its worldwide fabric filter replacement parts and service business. Although its financial results have been mixed, the Company believes it has improved its market position and competitive advantage in each of its major business areas. The following are various factors for consideration as the Company moves into its third quarter:

     o Publicly available information provides an indication that the U.S. economy is improving. The Company had previously provided guidance that it expected an improvement in its market for the sale of fabric filter replacement parts and services to trail an improvement in overall manufacturing conditions by as much as six months. The Company saw an increase in new orders starting in January of 2004. Although encouraged with the recent increase in activity, the Company expects that business conditions will remain competitive. The Company believes that it is well positioned with its products, people and approach to service this market. These factors, combined with a lower cost structure, are expected to benefit the Company as business conditions improve.

     o The Company believes that over the past three years it has established itself as the premier supplier for ESP replacement parts, services and rebuilds in the U.S. The Company has also been successful in expanding this business in certain international markets. The Company's overall ESP replacement parts and service results were especially strong during fiscal 2003. The Company's system for tracking project work to be executed over a three-year time horizon provided an indication that the total market for ESP rebuild work to be executed during the fall of 2003 and the spring of 2004 outage seasons would be lower than the same periods in the prior year. For this reason, the Company projected lower shipments of ESP parts and services during the just completed six-month period. The Company expects that sales of ESP rebuilds will show a substantial increase in the upcoming third quarter as compared to the third quarter of the prior year. Historically, the second quarter sales have exceeded third quarter sales in this portion of the Company's business. During fiscal 2004, third quarter shipments will be greater than the second quarter due to the timing of several larger projects to be executed in the current year. Preliminary information available to the Company and current quote activity also provide an indication that business should continue to increase during the fall of 2004 and spring of 2005 outage seasons. This factor, combined with the Company's existing backlog of business scheduled for the next fiscal year, are early positive indicators of potential results for fiscal 2005 and 2006.

     o The Company is pleased with its sales and earnings growth in the BHA Technologies segment. Although the Company believes that this segment is well positioned for additional growth, it is currently very dependent upon a few significant supply agreements. Incremental third party revenues within this segment are likely to be structured under multi-year supply arrangements with new customers. The extent to which this segment will increase its sales and earnings will be dependent upon the timing of final product commercialization and order execution in its target markets.

Due to the factors discussed above, visibility with respect to future results beyond 90 days remains a challenge. For more information, you should refer to the sections entitled, "Outlook" and "Factors Affecting Earnings and Share Price" included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 11, 2003. The following is specific guidance being provided for the third quarter of fiscal 2004:

     o For the third quarter of fiscal 2004, the Company anticipates that consolidated net sales will be significantly higher than the same period in the prior year. The year-over-year expected increase in sales for the quarter is in the 40% range. The expected increase in sales is due in part to the timing of major ESP project work in the current year as compared to the prior year.

     o Earnings for the third quarter of fiscal 2004 are expected to be in the range of $.45 to $.55 per diluted share as compared to $.27 reported for the same period in the prior year.


BACKLOG

On March 31, 2004, the Company's backlog of orders was $71.9 million compared to a backlog of $51.3 million at March 31, 2003 and $60.4 million at September 30, 2003. Approximately $7.2 million of the March 31, 2004 backlog is scheduled to ship after March 31, 2005.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "should," "believe," "anticipate," "expect," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, competition, the performance of newly established domestic and international operations, demand and price for the Company's products and services, general U.S. and international business conditions and other factors. Readers should consult the section entitled "Factors Affecting Earnings and Stock Price" in the Company's annual report of Form 10-K for the fiscal year ended September 30, 2003. The Company cautions that the foregoing list of important factors is not exclusive.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at March 31, 2004, a 1% fluctuation in market rates would impact interest expense by approximately $130,000 annually.


EXCHANGE RATES AND FORWARD EXCHANGE CONTRACTS

The Company views its equity investments in foreign subsidiaries as long-term commitments and does not hedge the translation exposures relative to such equity investments.

Certain of the Company's operations, primarily its international subsidiaries, make some of their purchases and sales in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables). At March 31, 2004, the amount of unhedged exposures was approximately $1.0 million.

The Company's U.S. affiliates have outstanding loans to its European subsidiaries which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of March 31, 2004, there were Euro 5.0 million (USD 6.0 million) of intercompany loans that were economically hedged using forward exchange contracts for the same amount. Changes in fair value of these foreign exchange contracts are recorded in earnings.

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At March 31, 2004, the notional amount of these forward exchange contracts was approximately $3.8 million and the Company has incurred an unrealized loss of $343,000 thereon.


ACCOUNTS RECEIVABLE

The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes have been appropriately reserved for. Although there is not a significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries, such as electric utility, steel, textile and foundry, which were severely impacted by the recent economic uncertainties. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse effect on the Company's financial condition. However, near term operating results could be adversely impacted by an increase in bad debt expense in the event that these customers' financial results fail to recover in the near term.


ITEM 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Immediately following the "Signatures" section of this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934, as amended (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls & Procedures and changes to Internal Controls Over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls & Procedures and Internal Control Over Financial Reporting. Disclosure Controls & Procedures are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Internal Control Over Financial Reporting are designed for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported and that the Company's assets are safeguarded from improper use to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Control Over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls, the CEO and CFO have concluded that, as of March 31, 2004, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

Changes to Internal Control over Financial Reporting. In accordance with the SEC's requirements, the CEO and the CFO note that during the quarterly period covered by this Report, there were no significant changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.


PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2004, at the Annual Meeting of Shareholders of BHA Group Holdings, Inc.

(a) The following persons were elected as Directors to serve until the next Annual Meeting of Shareholders or until their respective successors shall have been duly elected and qualified, by the following vote:

                                        FOR         AUTHORITY WITHHELD
         Don H. Alexander            5,215,773            114,234
         Robert J. Druten            5,221,288            108,719
         Robert D. Freeland          5,215,873            114,134
         James E. Lund               3,900,254          1,429,753
         Thomas A. McDonnell         5,214,211            115,796
         Lamson Rheinfrank, Jr.      3,900,254          1,429,753
         James J. Thome              3,899,784          1,430,223

(b) Voting for the ratification of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2004 was as follows:

                     FOR             AGAINST          WITHHELD
                  5,320,504           7,906            1,597


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

     (31.1) Certification of Chief Executive Officer pursuant to Rules 13(a) -
            14(a) and 15(d) - 14(a) of the Securities Exchange Act, as amended.

     (31.2) Certification of Chief Financial Officer pursuant to Rules 13(a) -
            14(a) and 15(d) - 14(a) of the Securities Exchange Act, as amended.

     (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C.
            1350.

     (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C.
            1350.

(b)  Reports on Form 8-K:

     On January 21, 2004, the Company filed a Form 8-K under Item 7 and Item 9 furnished pursuant to Item 12, which included a copy of its press release dated that same day in which the Company announced its earnings for the quarter ended December 31, 2003.

     No other reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BHA GROUP HOLDINGS, INC.
                                               (Registrant)





           April 21, 2004                 By:  /s/ James C. Shay
-------------------------------------          -------------------------------
                Date                                     (Signature)
                                               James C. Shay
                                               Senior Vice President, Finance
                                               and Administration,
                                               Principal Financial and
                                               Accounting Officer


                                          By:  /s/ James E. Lund
                                               -------------------------------
                                                         (Signature)
                                               James E. Lund
                                               President and
                                               Chief Executive Officer

                            BHA GROUP HOLDINGS, INC.
                                  EXHIBIT INDEX


     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------

       (31.1) Certification of Chief Executive Officer pursuant to Rules 13(a) - 14(a) and 15(d) - 14(a) of the Securities Act, as amended.

       (31.2) Certification of Chief Financial Officer pursuant to Rules 13(a) - 14(a) and 15(d) - 14(a) of the Securities Act, as amended.

       (32.1)       Certification of Chief Executive Officer pursuant to 18
                    U.S.C. 1350.

       (32.2)       Certification of Chief Financial Officer pursuant to 18
                    U.S.C. 1350.