Form 10-Q
period 2004-06-30
BHA GROUP INC
filed 2004-07-21
CIK 801128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
   June 30, 2004                                                  0-15045


                            BHA Group Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                        43-1416730
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                 Number)


       8800 East 63rd Street, Kansas City, Missouri               64133
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code            (816) 356-8400
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

Yes       [ ]                No       [X]

As of July 14, 2004, the number of shares outstanding of the Registrant's Common Stock was 6,284,621.

                          PART I. FINANCIAL INFORMATION

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  (IN THOUSANDS EXCEPT SHARE DATA)                           JUNE 30,           SEPTEMBER 30,
                               ASSETS                                          2004                  2003
                               ------                                       (UNAUDITED)
                                                                          ----------------     ------------------
Current assets:
     Cash and cash equivalents                                                 $25,117           $  18,805
     Accounts receivable, less allowance for doubtful receivables
         of $2,032 and $2,026, respectively                                     34,847              28,823
     Inventories (note 6)                                                       25,417              23,480
     Prepaid expenses                                                            2,353               1,342
     Deferred income taxes                                                       3,804               3,804
                                                                          ----------------    -------------------
              Total current assets                                              91,538              76,254
                                                                          ----------------    -------------------
Property, plant and equipment, at cost                                          70,293              67,802
     Less accumulated depreciation and amortization                           (45,704)            (42,037)
                                                                          ----------------    -------------------
              Net property, plant and equipment                                 24,589              25,765
                                                                          ----------------    -------------------
Property held under capital leases                                               4,671               4,967
Other assets                                                                     7,636               9,702
                                                                          ----------------    -------------------
                                                                              $128,434            $116,688
                                                                          ================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
     Current installments of long-term debt and lease obligations              $ 2,489             $ 2,494
     Accounts payable                                                           12,986               8,393
     Income taxes payable                                                          148               1,345
     Accrued expenses and other current liabilities                             14,677              13,753
                                                                          ----------------    -------------------
         Total current liabilities                                              30,300              25,985
                                                                          ----------------    -------------------
Long-term deferred income taxes                                                  2,588               2,588
Long-term debt, excluding current installments                                   4,831               6,508
Long-term lease obligations, excluding current installments                      5,400               5,730
Other liabilities                                                                  469                 441
Shareholders' equity:
     Common stock $0.01 par value.  Authorized 20,000,000 shares:
         Issued 9,074,469 and 8,931,411 shares, respectively                        91                  89
     Additional paid-in capital                                                 65,487              63,627
     Retained earnings                                                          58,569              50,578
     Accumulated other comprehensive income (loss)                                (60)                (411)
     Less cost of 2,789,848 and 2,837,633 shares, respectively, of
         common stock in treasury                                             (39,241)             (38,447)
                                                                          ----------------    -------------------
              Total shareholders' equity                                        84,846              75,436
                                                                          ----------------    -------------------
                                                                              $128,434             $116,688
                                                                          ================    ===================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2004                   2003
                                                                           ----                   ----
Net sales                                                                  $57,173                 $38,984
Cost of sales                                                               39,431                  26,186
                                                                    -------------------    --------------------
         Gross margin                                                       17,742                  12,798
                                                                    -------------------    --------------------

Operating expenses
     Selling and advertising expense                                         6,076                   5,144
     General and administrative expense                                      6,689                   4,940
                                                                    -------------------    --------------------
         Total operating expenses                                           12,765                  10,084
                                                                    -------------------    --------------------
         Operating income                                                    4,977                   2,714
                                                                    -------------------    --------------------

Interest expense, net                                                           32                      98
                                                                    -------------------    --------------------
         Earnings before income taxes                                        4,945                   2,616
                                                                    -------------------    --------------------

     Income taxes                                                            1,650                     856
                                                                    -------------------    --------------------
         Net earnings                                                       $3,295                  $1,760
                                                                    ===================    ====================

Basic earnings per common share                                             $ 0.53                  $ 0.29
Diluted earnings per common share                                           $ 0.49                  $ 0.27

Basic weighted average number of common shares outstanding                   6,262                   6,095

Diluted weighted average number of common shares outstanding                 6,779                   6,562


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2004                   2003
                                                                           ----                   ----
Net sales                                                                $156,333             $ 137,793
Cost of sales                                                             103,450                93,976
                                                                     ------------------    --------------------
         Gross margin                                                      52,883                43,817
                                                                     ------------------    --------------------

Operating expenses
     Selling and advertising expense                                       17,585                15,929
     General and administrative expense                                    18,468                15,616
                                                                     ------------------    --------------------
         Total operating expenses                                          36,053                31,545
                                                                     ------------------    --------------------
         Operating income                                                  16,830                12,272
                                                                     ------------------    --------------------

Interest expense, net                                                         206                   365
                                                                     ------------------    --------------------
         Earnings before income taxes                                      16,624                11,907

Income taxes                                                                5,563                 3,925
                                                                     ------------------    --------------------
         Net earnings                                                     $11,061               $ 7,982
                                                                     ==================    ====================

Basic earnings per common share                                            $ 1.79               $  1.31
Diluted earnings per common share                                          $ 1.67               $  1.23

Basic weighted average number of common shares outstanding                  6,185                 6,111
Diluted weighted average number of common shares outstanding                6,624                 6,474


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
(IN THOUSANDS)                                                                        2004                2003
                                                                                      ----                ----
Net earnings                                                                         $  3,295            $  1,760

Other comprehensive income:
     Foreign currency translation adjustments                                             (37)                235
     Net change in fair value of foreign exchange
         contracts deferred in accordance with SFAS No. 133                                95                 (82)
                                                                                 ----------------    ----------------

Comprehensive income                                                                 $  3,353            $  1,913
                                                                                 ================    ================


                                                                                          NINE MONTHS ENDED
                                                                                      2004                2003
                                                                                      ----                ----
Net earnings                                                                         $ 11,061            $  7,982

Other comprehensive income:
     Foreign currency translation adjustments                                             351                 347
     Net change in fair value of foreign exchange contracts
         deferred in accordance with SFAS No. 133                                          --                (118)
                                                                                 ----------------    ----------------

Comprehensive income                                                                 $ 11,412            $  8,211
                                                                                 ================    ================

See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

(In thousands, except share and per share data)                                    2004                      2003
                                                                                   ----                      ----
Common stock:
     Balance at beginning of period                                                 $    89                   $   89
     Issuance of 143,058 and 38,044 shares of common
         stock in 2004 and 2003, respectively                                             2                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                            91                       89
                                                                           ----------------------    ---------------------
Additional paid-in capital:
     Balance at beginning of period                                                  63,627                   63,169
     Excess over par value of common stock issued                                     1,684                      368
     Stock issued from treasury for stock option exercises                            (936)                    (278)
     Income tax benefit from stock option exercises                                   1,112                       --
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        65,487                   63,259
                                                                           ----------------------    ---------------------
Retained earnings:
     Balance at beginning of period                                                  50,578                   41,360
     Net earnings for the period                                                     11,061                    7,982
     Cash dividends of $.50 and $.12 per share paid on
         common stock during 2004 and 2003, respectively                            (3,070)                    (732)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                        58,569                   48,610
                                                                           ----------------------    ---------------------
Accumulated - other comprehensive income:
     Balance at beginning of period                                                   (411)                    (625)
     Equity adjustment from foreign currency translation and
         derivative instruments                                                         351                      229
                                                                           ----------------------    ---------------------
     Balance at end of period                                                          (60)                    (396)
                                                                           ----------------------    ---------------------
Treasury stock:
     Balance at beginning of period                                                (38,447)                 (36,552)
     Acquisition of 18,000 and 94,622 shares of common
         stock, at cost, during 2004 and 2003, respectively                           (441)                  (1,846)
     Issuance of 65,785 and 15,432 treasury shares pursuant to
         stock option exercises, net, during 2004 and 2003,
              respectively                                                            (353)                     (33)
                                                                           ----------------------    ---------------------
     Balance at end of period                                                      (39,241)                 (38,431)
                                                                           ----------------------    ---------------------

     Total shareholders' equity                                                    $ 84,846                 $ 73,131
                                                                           ======================    =====================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

(IN THOUSANDS)                                                                 2004                  2003
                                                                               ----                  ----
Cash flows from operating activities:
     Net earnings                                                              $11,061                $7,982
     Adjustment to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                           4,311                 4,423

     Changes in assets and liabilities:
         Accounts receivable                                                   (5,703)                 3,260
         Inventories                                                           (1,655)                    21
         Prepaid expenses                                                        (990)                    84
         Accounts payable                                                        4,498               (1,978)
         Accrued expenses and other liabilities                                    857               (2,363)
         Income taxes payable or receivable                                       (76)                   964
                                                                         ------------------    ------------------
              Net cash provided by operating activities                         12,303                12,393
                                                                         ------------------    ------------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (2,578)               (2,339)
     Net assets of product lines acquired (Note 3)                               (662)                    --
     Refunds of cash deposits securing bank guarantees                           2,170                    --
     Change in other assets and liabilities                                        327                 (183)
                                                                         ------------------    ------------------
         Net cash used in investing activities                                   (743)               (2,522)
                                                                         ------------------    ------------------

Cash flows from financing activities:
     Payment of cash dividend on common stock                                  (3,070)                 (732)
     Purchase of treasury stock                                                  (441)               (1,846)
     Proceeds from issuance of common stock                                      1,686                   368
     Net stock options exercised                                               (1,289)                 (311)
     Net proceeds from borrowings under revolving bank lines
         of credit                                                                 195                 1,009
     Repayments of long-term debt and lease obligations                        (2,275)               (2,275)
                                                                         ------------------    ------------------
         Net cash used in financing activities                                 (5,194)               (3,787)
                                                                         ------------------    ------------------

         Effect of exchange rate changes on cash                                  (54)                 (749)
                                                                         ------------------    ------------------

     Net increase in cash and cash equivalents                                   6,312                 5,335
Cash and cash equivalents at beginning of period                                18,805                13,778
                                                                         ------------------    ------------------
Cash and cash equivalents at end of period                                     $25,117               $19,113
                                                                         ==================    ==================


See accompanying notes to condensed consolidated financial statements.

                    BHA GROUP HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND REVENUE RECOGNITION
These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis. In order to present the financial statements on a consistent basis, certain reclassification entries were made relative to the previously reported condensed consolidated statement of cash flows for the nine-month period ended June 30, 2003.

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in BHA Group Holdings, Inc.'s (the "Company" or "BHA") Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2003, and with Management's Discussion and Analysis of Results of Operations and Financial Condition appearing within this quarterly report.

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

The Company recognizes sales and gross profits on its services using the percentage of completion method based on total costs incurred as compared to the total estimated cost of the service contract. Substantially, all projects are completed in less than 60 days from the date of commencement and the Company typically does not engage in any long-term contracts.

The Company's service revenues generally result in gross margins as a percentage of sales that are lower than the consolidated gross margins by approximately 5% to 9%. Such revenues often represent the installation of the products that are also sold by the Company. Revenues generated by products and services were as follows (in thousands):

                                           Three Months Ended
                              June 30, 2004                June 30, 2003
                              -------------                -------------
             Products            $44,762                      $32,279
             Services             12,411                        6,705
                            -------------------         ---------------------
               Total             $57,173                      $38,984
                            ===================         =====================

                                           Nine Months Ended
                              June 30, 2004                June 30, 2003
                              -------------                -------------
             Products            $127,987                     $115,207
             Services              28,346                       22,586
                            -------------------         ---------------------
               Total             $156,333                     $137,793
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

The Company provides a reserve for estimated warranty and product service claims based on historical loss experience and consideration of changes in products, technology and warranty terms. A summary of the activity related to the warranty reserve is as follows (in thousands):

                                               NINE MONTHS ENDED
                                      JUNE 30, 2004            JUNE 30, 2003
                                      -------------            -------------

Balance at beginning of period             $2,663                   $2,888
Provisions for warranty                     1,437                    1,016
Claims paid                               (1,084)                  (1,306)
Adjustments                                    --                    (149)
                                   ---------------------    --------------------
Balance at end of period                   $3,016                   $2,449
                                   =====================    ====================

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

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                               JUNE 30, 2004            JUNE 30, 2003
                                                                               -------------            -------------
Net earnings, as reported                                                           $3,295                   $1,760
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                             (159)                    (161)
                                                                           ----------------------    ---------------------
Pro forma net earnings                                                              $3,136                   $1,599
                                                                           ======================    =====================

Earnings per share:
     Basic - as reported                                                             $0.53                    $0.29
     Basic - pro forma                                                               $0.50                    $0.26

     Diluted - as reported                                                           $0.49                    $0.27
     Diluted - pro forma                                                             $0.46                    $0.24


                                                                                         NINE MONTHS ENDED
                                                                                         -----------------
                                                                               JUNE 30, 2004            JUNE 30, 2003
                                                                               -------------            -------------
Net earnings, as reported                                                          $11,061                   $7,982
Deduct:  Total stock-based compensation expense determined
     under the fair value based method for all awards, net of
     related tax effects                                                             (407)                    (482)
                                                                           ----------------------    ---------------------
Pro forma net earnings                                                             $10,654                   $7,500
                                                                           ======================    =====================

Earnings per share:
     Basic - as reported                                                            $ 1.79                    $1.31
     Basic - pro forma                                                              $ 1.72                    $1.23

     Diluted - as reported                                                          $ 1.67                    $1.23
     Diluted - pro forma                                                            $ 1.61                    $1.16

During the nine months ended June 30, 2004, the Company granted options to purchase 24,000 shares of its common stock at an average price of $27.06 per share. The per share weighted average value of stock options granted during this period was $10.65 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 1.75%, weighted average risk-free interest rate of 4.6%, expected volatility factor of 35.5% and a weighted-average expected life of eight years.

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

The aggregate purchase price of these transactions consisted of cash payments totaling $662,000. The pro forma effect of these transitions is not material to the Company.

(4)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has entered into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions, which primarily relate to the purchases by the Company's European subsidiaries of inventory from their U.S. affiliates. In accordance with SFAS 133, these transactions have been determined to be effective hedges. The fair value of these contracts has been recognized in accrued liabilities in the consolidated balance sheet. The related gains and losses are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related purchases being hedged are acquired. The notional amount of such contracts at June 30, 2004 was $5,495,000, and the Company has incurred an unrealized loss of $248,000 thereon. Approximately 89% of the deferred losses under these contracts will be reclassified to earnings within the next twelve months.

The Company's U.S. subsidiaries have outstanding loans to its European subsidiaries, which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of June 30, 2004, there were Euro 5.0 million (USD 6.1 million) of intercompany loans that were economically hedged using forward exchange contracts for the same amount. Changes in fair value of these foreign exchange contracts are recorded in earnings.

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

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              FOR THE THREE MONTHS ENDED
                                               June 30, 2004                               June 30, 2003
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $ 3,295         6,262       $ 0.53          $ 1,760         6,095       $ 0.29

Effect of dilutive
securities--stock options             --              517                         --              467

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $ 3,295         6,779       $ 0.49          $ 1,760         6,562       $ 0.27
                                 ==========================================  ==========================================

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE NINE MONTHS ENDED
                                               June 30, 2004                               June 30, 2003
                                 ------------------------------------------  ------------------------------------------
                                 Net Earnings     Shares       Per-Share     Net Earnings     Shares       Per-Share
                                  (Numerator)    (Denom.)        Amt.         (Numerator)    (Denom.)        Amt.
                                  -----------    --------        ----         -----------    --------        ----
Basic earnings per share:
Earnings available to common
shareholders                        $11,061         6,185       $ 1.79          $7,982          6,111        $1.31

Effect of dilutive
securities--stock options             --              439                         --              363

Diluted earnings per share:
Earnings available to common
shareholders and assumed
conversion                          $11,061         6,624       $ 1.67          $7,982          6,474        $1.23
                                 ==========================================  ==========================================

The following table summarizes repurchases of the Company's common stock during the nine-month periods ended June 30, 2004 and 2003. In the aggregate, as of June 30, 2004, the Company has acquired 2,662,000 of the 4,000,000 shares of BHA common stock authorized by the Board of Directors for repurchase. No shares were repurchased by the Company during the quarter ended June 30, 2004.

                                                 NINE MONTHS ENDED
                                                 -----------------
                                      JUNE 30, 2004             JUNE 30, 2003
                                      -------------             -------------

         Shares Purchased                 18,000                    94,622
         Average Price Per Share          $24.49                    $19.51


(6)  INVENTORIES
BHA values its inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Components of inventories at June 30, 2004 and September 30, 2003 were as follows (in thousands):

                                    JUNE 30,                SEPTEMBER 30,
                                      2004                       2003
                             -----------------------    -----------------------

Raw materials                        $13,598                    $13,031
Work-in-process                        1,579                      1,234
Finished goods                        10,240                      9,215
                             -----------------------    -----------------------
Total                                $25,417                    $23,480
                             =======================    =======================

(7)  PROPOSED MERGER
On June 1, 2004, BHA Group Holdings, Inc. (the "Company") announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2004 (the "Merger Agreement"), by and among General Electric Company, a New York corporation, Casey Acquisition Company, a Delaware corporation which is wholly-owned by General Electric Company, and the Company, under which Casey Acquisition Company will merge with and into the Company, and the Company will be wholly-owned by General Electric Company. As consideration, the Company's stockholders would receive $38.00 per share in cash. The closing of the merger is subject to the affirmative vote of the Company's stockholders, regulatory approvals, and other customary closing conditions.

Lamson Rheinfrank, Jr., James E. Lund, James J. Thome, and James C. Shay and other related beneficial holders have entered into voting agreements with General Electric Company, dated as of May 31, 2004 that require them to vote their shares of Company common stock in favor of the merger, subject to certain conditions. Voting Agreements have been signed relative to 623,764 outstanding shares together with an additional 415,632 shares subject to stock options. The Voting Agreements will terminate in accordance with their terms upon a termination of the Merger Agreement.

(8)  BUSINESS SEGMENTS
BHA reports its operations as three business segments, Domestic Air Pollution Control (Domestic APC), Europe Air Pollution Control (Europe APC), and BHA Technologies. Domestic APC consists of the air pollution control products and services sold or managed from the United States. Such sales include shipments and services throughout North America, Latin America, Asia, and the Pacific Rim, as such revenues are derived from BHA's U.S. based management group. The Europe APC segment represents sales of products and services managed from BHA's European manufacturing, distribution, and sales offices. BHA Europe generally services customers throughout Europe, as well as in the Middle East and Northern Africa. BHA Technologies supplies ePTFE membrane products to BHA's Domestic and Europe APC business, and has also developed markets for such products outside of air pollution control.

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

Reportable segment data was as follows (in thousands):

NET SALES

                                                        THREE MONTHS ENDED
                                       ----------------------------------------------------
                                               JUNE 30,                     JUNE 30,
                                                2004                         2003
                                       -----------------------      -----------------------
Domestic APC                                   $43,024                      $28,607
Europe APC                                       7,930                        6,820
BHA Technologies                                10,418                        7,022
Inter-Segment Eliminations                     (4,199)                      (3,465)
                                       -----------------------      -----------------------
Total                                          $57,173                      $38,984
                                       =======================      =======================

NET SALES

                                                         NINE MONTHS ENDED
                                       ---------------------------------------------------
                                             JUNE 30,                      JUNE 30,
                                               2004                         2003
                                       ----------------------      -----------------------
Domestic APC                                $113,106                     $109,113
Europe APC                                    26,615                       18,099
BHA Technologies                              29,013                       20,247
Inter-Segment Eliminations                  (12,401)                      (9,666)
                                       ----------------------
                                                                   -----------------------
Total                                       $156,333                     $137,793
                                       ======================      =======================

EARNINGS BEFORE INCOME TAXES

                                                 THREE MONTHS ENDED
                                 ---------------------------------------------------
                                        JUNE 30,                    JUNE 30,
                                          2004                        2003
                                 -----------------------     -----------------------
Domestic APC                             $2,884                      $1,735
Europe APC                                  402                         242
BHA Technologies                          1,659                         639
                                 -----------------------
                                                             -----------------------
Total                                    $4,945                      $2,616
                                 =======================     =======================

                                                 NINE MONTHS ENDED
                                 ---------------------------------------------------
                                        JUNE 30,                    JUNE 30,
                                          2004                        2003
                                 -----------------------     -----------------------
Domestic APC                             $9,501                      $9,912
Europe APC                                1,616                          51
BHA Technologies                          5,507                       1,944
                                 -----------------------
                                                             -----------------------
Total                                   $16,624                     $11,907
                                 =======================     =======================

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

For purposes of this "Management's Discussion and Analysis," as well as the segment reporting information included in Note 8 to the Condensed Consolidated Financial Statements, the Domestic Air Pollution Control ("Domestic APC") segment represents all air pollution control business for which the products or services are sold or managed from the U.S. Generally, this includes sales to customers in the U.S. and exports to customers in Canada, Latin America, Asia and the Pacific Rim. The Europe APC segment represents all air pollution control business for which the products or services are sold or managed primarily from Europe. Such revenues are typically generated in Europe, Northern Africa, and the Middle East. BHA Technologies, a subsidiary engaged in the production and sale of ePTFE membrane for both APC and non-APC applications, sold worldwide, represents BHA's third business segment.

Within the Domestic APC segment, there are three distinct sales groups which include domestic fabric filter, domestic electrostatic precipitator ("ESP") and export sales. The domestic fabric filter group sells parts and services for baghouse equipment throughout the U.S. and Canada. In this market, BHA distinguishes itself from the competition by using a combination of innovative products together with problem solving advice provided by its sales people, product managers and technical advisors. Through the use of its proprietary telesales system, the Company can cost-effectively service a diverse customer base. The vast majority of the Company's baghouse sales represent small transactions with numerous customers. The average order size for this sales group is approximately $4,000. This sales approach generally results in BHA avoiding competing on the basis of "commodity products". As a result, the Company generates higher gross margins than its direct competitors in this market. This core business is, however, supplemented with certain targeted large transactions of up to $1.0 million. Depending upon the mix of business, the gross margins within this sales group can vary significantly between fiscal periods.

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

                                                                   THREE MONTHS ENDED
                                                        ------------------------------------------
                                                             JUNE 30,               JUNE 30,
                                                               2004                   2003
                                                        -------------------    -------------------
Domestic APC Segment:
     U.S. Fabric Filter                                       $21,810                $17,739
     U.S. Electrostatic Precipitator (ESP)                     14,796                  6,269
     Export Sales                                               6,418                  4,599
                                                        -------------------    -------------------
         Total Domestic APC Segment                            43,024                 28,607
Europe APC Segment                                              7,930                  6,820
BHA Technologies Segment                                        6,219                  3,557
                                                        -------------------    -------------------
Total Revenues                                                $57,173                $38,984
                                                        ===================    ===================

                                                                    NINE MONTHS ENDED
                                                        ------------------------------------------
                                                             JUNE 30,               JUNE 30,
                                                               2004                   2003
                                                        -------------------    -------------------
Domestic APC Segment:
     U.S. Fabric Filter                                       $62,743                $54,524
     U.S. Electrostatic Precipitator (ESP)                     34,176                 43,087
     Export Sales                                              16,187                 11,502
                                                        -------------------    -------------------
         Total Domestic APC Segment                           113,106                109,113
Europe APC Segment                                             26,615                 18,099
BHA Technologies Segment                                       16,612                 10,581
                                                        -------------------    -------------------
Total Revenues                                               $156,333               $137,793
                                                        ===================    ===================

FISCAL 2004 COMPARED TO FISCAL 2003
NET SALES
Consolidated net sales for the nine months ended June 30, 2004 ("fiscal 2004") increased 13% to $156.3 million from $137.8 million for the same period in fiscal 2003. Consolidated sales for the quarter ended June 30, 2004 ("third quarter") increased 47% to $57.2 million from $39.0 million for the same period in fiscal 2003.

Sales in the Domestic APC segment increased 4% for the first nine months of fiscal 2004 and increased 50% for the third quarter when compared to the same periods in 2003. Sales of fabric filter replacement parts and services increased 15% to $62.7 million for the nine-month period and 23% to $21.8 million for the third quarter as spending in the U.S. manufacturing sector has continued to improve. Sales of ESP parts and services declined by 21% for the nine-month period as shipments returned to historical levels after an unusually strong performance in fiscal 2003. Sales of ESP parts and services for the third quarter were $14.8 million compared to $6.3 million for the same period in 2003 due to timing of major project work. For the first nine months of fiscal 2004, export sales were $16.2 million, an increase of 41%, as compared to the same period in fiscal 2003. During the third quarter, export sales increased 40% to $6.4 million as compared to the third quarter of 2003. The sales increases have been the result of higher shipments of fine filtration products and improvement in the market for ESP rebuilds.

Sales in the Company's Europe APC segment, when expressed in U.S. dollars ("USD"), increased by 47% for the first nine months of fiscal 2004 to $26.6 million compared to $18.1 million for the same period in 2003. During the third quarter, sales were 16% higher than during the third quarter of fiscal 2003, increasing to $7.9 million from $6.8 million. When expressed in Euros, sales of this segment increased by 31% during the first nine months of fiscal 2004 and 15% for the third quarter of fiscal 2004 as compared to the same periods in the prior year. The sales increase reflects execution of several large projects together with improved "day to day" sales of replacement parts and services. The weaker dollar relative to the Euro has improved the Company's competitive position in Europe.

Shipments of ePTFE membrane from BHA Technologies to third party customers increased by 57% for the first nine months of fiscal 2004 and 75% in the third quarter as compared to the prior year periods. BHA Technologies generated increases from sales of ePTFE membrane for applications in industrial outerwear, other industrial products and in consumer outerwear products. The majority of the sales growth continues to be attributable to incremental business in non-consumer apparel. Inter-segment shipments of BHA Tex (R) products for use in the Company's Domestic APC and Europe APC segments increased by 28% for the first nine months of fiscal 2004 to $12.4 million from $9.7 million for the same period in fiscal 2003.

GROSS MARGIN
Consolidated gross margin was 33.8% of sales for the first nine months of fiscal 2004 compared to 31.8% for the same period in fiscal 2003. In the third quarter, gross margin was 31.0% of sales compared to 32.8% in the prior year. The improvements in the year to date margins were attributable to several factors including: 1) increased ePTFE production resulted in a decrease in per unit cost and improved margins in the BHA Technologies segment, 2) improved sales mix within the Domestic APC business segment that included higher shipments of fine filtration products as compared to lower margin ESP project work during the prior year, 3) improvements in plant productivity and increased throughput resulted in lower per unit costs in fabric filter manufacturing and 4) the strong Euro resulted in a decrease in the relative cost of raw materials and parts purchased from the U.S. The lower margins recognized in the third quarter were attributable to: 1) an increase in sales of ESP project work at lower margins than traditional parts business, 2) losses recognized during the third quarter of $0.4 million relating to the impact of steel costs on fixed price contracts that are scheduled to ship during fiscal 2005 and 3) steel cost increases that had an adverse impact on margins related to shipments of ESP parts during the quarter.

OPERATING EXPENSES
Operating expenses were $36.1 million (23.1% of sales) for the first nine-months of fiscal 2004 compared to $31.5 million (22.9% of sales) for the same period in fiscal 2003. For the third quarter, operating expenses were $12.8 million (22.3% of sales) compared to $10.1 million (25.9% of sales) for the same period in fiscal 2003. The $4.5 million (14%) increase in operating expenses for the first nine months of fiscal 2004 as compared to the same period in fiscal 2003 was the result of: 1) legal, investment banking and regulatory filing fees totaling $0.7 million related to the pending merger of the Company with and into a subsidiary of General Electric Company ("GE") which were recognized during the third quarter, 2) increases in accruals for retirement plan contributions and management incentive bonus plans, both of which are subject to variable funding based upon consolidated earnings, 3) the weakening USD as compared to the Euro resulted in an increase in USD denominated expenses of the Europe APC business segment, 4) normal wage increases, 5) higher legal and audit expenses, including costs associated with corporate governance activities and 6) increased sales and marketing expense related to BHA Technologies' products outside of air pollution control.

INTEREST EXPENSE, NET
Net interest expense for the first nine months of fiscal 2004 was $0.2 million compared to $0.4 million for the same period in the prior year. The decrease is the result of lower outstanding borrowings and higher cash balances. All of the Company's borrowings are at variable interest rates.

EARNINGS BEFORE INCOME TAXES
Pre-tax earnings for the Domestic APC segment were $9.5 million for the first nine months of fiscal 2004 compared to $9.9 million for the same period in the prior year. For the third quarter, pre-tax earnings for this segment were $2.9 million compared to $1.7 million in the prior year. The decline in pre-tax profits for the first nine months is consistent with the higher operating expenses, which include fees for professional services including those pertaining to the pending merger agreement with GE, together with management incentive bonus and retirement contributions which primarily impact this segment since amounts are allocated to the domestic segments based upon relative sales volume or payroll dollars. The increase in pre-tax earnings during the most recent quarter is consistent with the higher sales volume.

The Europe APC segment reported pre-tax earnings of $1.6 million for the first nine months of fiscal 2004 compared to pre-tax earnings of $0.1 million for the same period in the prior year. The improved operating results are consistent with the higher sales volumes as the operating costs of the Europe APC Segment are largely fixed in nature.

BHA Technologies' pre-tax earnings for the first nine months of fiscal 2004 were $5.5 million compared to pre-tax earnings of $1.9 million for the same period in the prior year. The improvement in operating results is consistent with a 57% increase in shipments to third party customers and a 28% increase in shipments of BHA Tex products to the Company's APC businesses. Pre-tax earnings as a percentage of sales (third party and inter-company combined) for this segment increased from 9.6% for the first nine months of fiscal 2003 to 19.0% in the most recent nine-month period. The ePTFE manufacturing process includes significant fixed costs resulting in strong earnings leverage from higher production volumes.

INCOME TAXES
The effective income tax rate for the first nine months of fiscal 2004 was 33.5% compared to 33.0% for the same period in the prior year. The rate for the current year is generally consistent with the actual rate of tax for all of fiscal 2003.

NET EARNINGS
Net earnings for the first nine months of fiscal 2004 were $11.1 million ($1.67 per diluted share) compared to earnings of $8.0 million ($1.23 per diluted share) for the same period in fiscal 2003. Net earnings in the third quarter were $3.3 million ($0.49 per diluted share) compared to earnings of $1.8 million ($0.27 per diluted share) for the same period in the prior year. The average number of common and common equivalent shares increased by approximately 150,000 to 6.6 million shares for the nine-month period due to issuances of common shares pursuant to option exercises, net of treasury stock purchases, and the impact of the Company's higher share price on the number of common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital increased from $50.3 million at September 30, 2003 to $61.2 million at June 30, 2004. The current ratio at June 30, 2004 and September 30, 2003 was 3.0 and 2.9, respectively. The Company's cash increased from $18.8 million at September 30, 2003 to $25.1 million at June 30, 2004.

During the nine months ended June 30, 2004, the Company generated $12.3 million in cash from operating activities compared to $12.4 million in the first nine months of the prior year. Despite an increase in earnings, cash provided by operating activities decreased slightly due to increased working capital required to support the higher sales volume.

Investing activities resulted in the use of $0.7 million of cash during the nine months ended June 30, 2004, as compared to $2.5 million during the first nine months of fiscal 2003. In the most recent period, cash in the amount of $2.2 million that was previously deposited to secure bank guarantees was released by the banks. This source of unrestricted cash largely offset cash used for investing activities including $2.6 million used to acquire property plant and equipment and $0.7 million invested in product line acquisitions. During the first nine months of fiscal 2003, the Company invested $2.3 million in capital expenditures.

During the first nine months of fiscal 2004, cash used by the Company in financing activities included dividend payments of $3.1 million, repurchases of the Company's common stock for $0.4 million and repayment of bank borrowings of $2.1 million. During the first nine months of fiscal 2003, the Company's financing activities included $1.3 million in net debt repayments, $0.7 million in dividend payments, and $1.8 million used to repurchase the Company's common stock.

At June 30, 2004, BHA had unused lines of credit of $21.0 million. The debt structure includes: an $18.0 million revolving credit facility maturing on April 30, 2006; $5.0 million under an amortizing term loan with a final maturity in 2006; a European revolving credit facility of $7.0 million with a maturity on April 30, 2006; and a capital lease related to an industrial revenue bond transaction for $5.8 million with annual sinking fund payments and a final maturity in 2018. The Company believes that cash flows from operations and available credit lines will be sufficient to meet its capital needs for the foreseeable future.

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

OUTLOOK
The following is specific guidance being provided for the fourth quarter of fiscal 2004:

   o For the fourth quarter of fiscal 2004, the Company anticipates that consolidated net sales will increase by as much as 5% over the same period in the prior year.

   o Earnings for the fourth quarter of fiscal 2004 are expected to be in the range of $0.30 to $0.35 per diluted share as compared to $.30 reported for the same period in the prior year. The earnings per diluted share figures included within this Outlook section are exclusive of any estimated expenses associated with the pending merger with GE.

Due to various factors, visibility with respect to future results beyond 90 days remains a challenge. For more information, you should refer to the "Outlook" section and the "Factors Affecting Earnings and Share Price" section and other information included in the Company's Annual Report on Form 10-K, filed with the SEC on November 12, 2003. The Company cannot provide assurance that it will achieve the goals or estimates that have been outlined above.

BACKLOG
The Company's backlog was $57.0 million at June 30, 2004 compared to a backlog of $59.1 million at June 30, 2003 and $71.9 million at March 31, 2004. Approximately $5.9 million of the June 30, 2004 backlog is scheduled to ship after June 30, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES
All of the Company's indebtedness is at variable rates of interest. The Company has not used derivative financial instruments to hedge its exposure to interest rate changes. Based upon borrowings outstanding at June 30, 2004, a 1% fluctuation in market rates would impact interest expense by approximately $130,000 annually.

EXCHANGE RATES AND FORWARD EXCHANGE CONTRACTS
The Company views its equity investment in a foreign subsidiary as a long-term investment and does not hedge the translation exposures relative to such equity investments.

Certain of the Company's operations, primarily its international subsidiaries, make some of their purchases and sales in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables). At June 30, 2004, the amount of unhedged exposures was less than $0.5 million.

The Company's U.S. subsidiaries have outstanding loans to its European subsidiaries which are denominated in Euros. In order to substantially eliminate the foreign exchange risk of these advances, the Company uses forward exchange contracts with maturities comparable to the underlying intercompany loans. As of June 30, 2004, there were Euro 5.0 million (USD 6.0 million) of intercompany loans that were economically hedged using forward exchange contracts for the same amount. Changes in fair value of these foreign exchange contracts are recorded in earnings.

BHA periodically enters into forward exchange contracts with commercial banks in order to fix the currency exchange rate related to intercompany transactions with its foreign subsidiaries. Changes in the value of these instruments due to currency movements offset the foreign exchange gains and losses of the corresponding intercompany transactions. At June 30, 2004, the notional amount of these forward exchange contracts was approximately $5.5 million and the Company has incurred an unrealized loss of $248,000 thereon.

ACCOUNTS RECEIVABLE
The Company's customer base operates in numerous industries in the U.S. and internationally. With the weakness in the global manufacturing economy, the Company is seeing an increasing level of customer bankruptcies and slow payment problems that management believes have been appropriately reserved for. Although there is not significant concentration of sales in any one industry or with any individual customer, certain of the Company's customers operate in industries such as electric utility, steel, textile, and foundry, which were severely impacted by the recent economic uncertainties. Additionally, the Company executes significant projects and fulfills membrane supply contracts that can result in open receivables from individual customers that at times exceed $1 million. It is considered unlikely that the failure of one or more customers would have a material adverse effect on the Company's financial condition. However, near term operating results could be adversely impacted by an increase in bad debt expense in the event that these customers' financial results fail to recover in the near term.

ITEM 4.  CONTROLS AND PROCEDURES
CEO and CFO Certifications. Attached as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2 to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 the Securities Exchange Act of 1934 as amended and 18 U.S.C. 1350 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls & Procedures and changes to Internal Control Over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls & Procedures and Internal Control Over Financial Reporting. Disclosure Controls & Procedures are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act (such as this quarterly report), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Internal Control Over Financial Reporting are designed for the purpose of providing reasonable assurance that the Company's transactions are properly authorized, recorded and reported, and that the Company's assets are safeguarded from improper use and to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

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

Conclusions Regarding Disclosure Controls and Procedures. Based upon the required evaluation of the Company's Disclosure Controls and Procedures, the Company's CEO and CFO have concluded that as of June 30, 2004, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared.

Changes to Internal Control over Financial Reporting. In accordance with the SEC's requirements, the Company's CEO and the CFO determined in their evaluation that during the quarterly period covered by this Report, there were no significant changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II.  OTHER INFORMATION

ITEM 2 - CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 1995, the board of directors of the Company adopted a stockholder rights plan (the "Rights Agreement") under which it declared a distribution of one right for each outstanding share of Company common stock. Each right entitled the holder to purchase one-tenth of a share of Company common stock. The rights become exercisable only if a person or group acquires beneficial ownership of 20% or more of Company common stock or commences a tender offer or exchange offer upon completion of which such person or group would beneficially own 20% or more of Company common stock.

On each of May 13, 2004 and May 31, 2004, UMB Bank, N.A., the rights agent under the Rights Agreement, and the Company amended the Rights Agreement to exclude tender offers or acquisitions by a third party that are agreed to or approved by the Company's board of directors from triggering he exercisability of the rights. In connection with the potential merger of Casey Acquisition Company, a wholly-owned subsidiary of General Electric Company, with and into the Company, pursuant to which the Company would become a wholly-owned subsidiary of General Electric Company (see "Item 5 - Other Events" below), the amendments specifically provide that neither General Electric Company nor Casey Acquisition Company would be deemed an "acquiring person" for purposes of the Rights Agreement and excluded the execution of the merger agreement entered into between the parties, the voting agreement entered into in connection with the merger agreement and the consummation of the merger from triggering the exercisability of rights under the Rights Agreement.

ITEM 5 - OTHER EVENTS:

On June 1, 2004, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2004, by and among General Electric Company, a New York corporation, Casey Acquisition Company, a Delaware corporation which is wholly-owned by General Electric Company, and the Company, under which Casey Acquisition Company will merge with and into the Company, and the Company will be wholly-owned by General Electric Company (the "Merger"). As consideration, the Company's stockholders would receive $38.00 per share in cash. The closing of the merger is subject to the affirmative vote of the Company's stockholders, regulatory approvals, and other customary closing conditions.

Lamson Rheinfrank, Jr., James E. Lund, James J. Thome, and James C. Shay and other related beneficial holders have entered into voting agreements with General Electric Company, dated as of May 31, 2004 that require them to vote their shares of Company common stock in favor of the merger, subject to certain conditions. The Voting Agreement has been signed relative to 623,764 outstanding shares together with an additional 415,632 shares subject to stock options. The Voting Agreements will terminate in accordance with their terms upon a termination of the Merger Agreement.

In connection with the proposed merger, a preliminary proxy statement has been filed with the SEC by the Company. The Company's stockholders are urged to read the proxy statement and any other relevant documents filed with the SEC regarding the proposed merger because they contain important information. A definitive proxy statement will be sent to the Company's stockholders seeking their approval of the merger. Stockholders may obtain a free copy of the definitive proxy statement when it becomes available, and other documents filed or furnished by the Company with the SEC, at the SEC's web site at www.sec.gov. The definitive proxy statement and other documents filed or furnished by the Company may also be obtained for free by directing a request to the Company's Corporate Secretary at 1-800-821-2222.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits:

       (31.1)   Certification of Chief Executive Officer pursuant to Rules 13(a)
                - 14(a) and 15(d) - 14(a) of the Securities Exchange Act, as amended.

       (31.2)   Certification of Chief Financial Officer pursuant to Rules 13(a)
                - 14(a) and 15(d) - 14(a) of the Securities Exchange Act, as amended.

       (32.1)   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                1350.

       (32.2)   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                1350.

       (99.1) Agreement and Plan of Merger, dated as of May 31, 2004, by and among General Electric Company, Casey Acquisition Company, and BHA Group Holdings, Inc., incorporated by reference to Exhibit
                99.1 to Form 8-K dated and filed with the SEC on June 1, 2004.

       (99.2)   Form of Voting Agreement, incorporated by reference to Exhibit
                99.2 to Form 8-K dated and filed with the SEC on June 1, 2004.

       (99.3) Amendment No. 1 to the Rights Agreement, dated as of May 13, 2004, between the Company and UMB Bank, N.A., incorporated by reference to Amendment No. 1 to Form 8-A filed with the SEC on June 1, 2004.

       (99.4) Amendment No. 2 to Rights Agreement, dated as of May 31, 2004, between the Company and UMB Bank, N.A., incorporated by reference to Amendment No. 1 to Form 8-A filed with the SEC on June 1, 2004.

       (b)      Reports on Form 8-K:

       On April 21, 2004, the Company filed a Form 8-K under Item 7 and Item 9 furnished pursuant to Item 12, which included a copy of its press release dated that same day in which the Company announced its earnings for the quarter ended March 31, 2004.

       On June 1, 2004, the Company filed a Form 8-K under Item 5 and Item 7 in which the Company announced that it had entered into an agreement whereby a wholly-owned subsidiary of General Electric Company would be merged with and into the Company in exchange for consideration of $38.00 per share in cash.

       No other reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BHA GROUP HOLDINGS, INC.
                            (Registrant)




    July 21, 2004      By:  /s/ James C. Shay
-------------------         ----------------------------------------------------
        Date                                     (Signature)
                            James C. Shay
                            Senior Vice President, Finance and Administration,
                            Principal Financial and
                            Accounting Officer


                       By:  /s/ James E. Lund
                            ----------------------------------------------------
                                                 (Signature)
                            James E. Lund
                            President and
                            Chief Executive Officer

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